Form 10-Q
period 1996-09-30
AWARD SOFTWARE INTERNATIONAL INC
filed 1996-11-13
CIK 1013920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
                                                  Commission File Number 1-11799

                       AWARD SOFTWARE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                  94-2893462
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


               777 EAST MIDDLEFIELD ROAD
               MOUNTAIN VIEW, CALIFORNIA                               94043
               (Address of principal executive offices)             (Zip Code)


                                  415-968-4433
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      No  X
                                       ---     ---

Registrant had 6,507,754 shares of Common Stock, no par value, outstanding at November 8, 1996.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                                      INDEX







                                                                                          Page Number

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  a) Condensed Consolidated Balance Sheet as of September 30,
                      1996 (Unaudited) and December 31, 1995                                     3

                  b) Condensed Consolidated Statement of Operations for the three
                       and nine months ended September 30, 1996 and 1995 (Unaudited)             4

                  c) Condensed Consolidated Statement of Cash Flows for the nine
                      months ended September 30, 1996 and 1995 (Unaudited)                       5

                  d) Notes to Condensed Consolidated Financial Statements                        6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                              13

SIGNATURES                                                                                      14


    Award Software International(R) and SMSAccess are trademarks of registrant.

PART   I.     FINANCIAL INFORMATION

Item  1.       Condensed Consolidated Financial Statements


                        AWARD SOFTWARE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except share data)

                                                                                            September 30,   December 31,
                                                                                                 1996           1995
                                                                                            -------------   ------------
                                                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $ 13,217        $ 6,498
   Accounts receivable, net                                                                       1,993            992
   Receivable from related party                                                                    573            568
   Receivable from GCH Systems, Inc.                                                                220            282
   Other current assets                                                                           1,585            216
                                                                                               --------        -------
             Total current assets                                                                17,588          8,556

Property and equipment, net                                                                         627            276
Other assets                                                                                        324            251
                                                                                               --------        -------
                                                                                               $ 18,539        $ 9,083
                                                                                               ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                            $    682        $   191
   Accrued liabilities                                                                            2,032          1,723
                                                                                               --------        -------
            Total current liabilities                                                             2,714          1,914

Stockholders' equity
   Common stock, 40,000,000 shares authorized; no par value;
       5,257,754 and 4,586,283 shares issued and outstanding                                     13,184          6,215
   Deferred stock compensation                                                                     (199)          (255)
   Retained earnings                                                                              2,955          1,245
   Cumulative translation adjustment                                                               (115)           (36)
                                                                                               --------        -------
            Total stockholders' equity                                                           15,825          7,169
                                                                                               --------        -------
                                                                                               $ 18,539        $ 9,083
                                                                                               ========        =======



     See accompanying notes to condensed consolidated financial statements.

                        AWARD SOFTWARE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                               -------------------       -------------------
                                                1996         1995         1996         1995
                                               ------       ------       ------       ------
Revenues:
     Software license fees                     $3,000       $1,675       $8,049       $4,800
     Engineering services                          91           48          382          195
     Related parties                              304          535        1,118        1,300
                                               ------       ------       ------       ------
            Total revenues                      3,395        2,258        9,549        6,295
                                               ------       ------       ------       ------

Cost of revenues:
     Software license fees                        173           47          312          158
     Engineering services                          58            8          115           38
     Related parties                               27           44          262          125
                                               ------       ------       ------       ------
            Total cost of revenues                258           99          689          321
                                               ------       ------       ------       ------

Gross profit                                    3,137        2,159        8,860        5,974

Operating expenses:
     Research and development                   1,144          674        3,010        1,948
     Sales and marketing                          707          757        1,965        1,794
     General and administrative                   451          371        1,497        1,223
                                               ------       ------       ------       ------
            Total operating expenses            2,302        1,802        6,472        4,965
                                               ------       ------       ------       ------

Income from operations                            835          357        2,388        1,009

Interest income, net                              114           13          284           --
                                               ------       ------       ------       ------
Income before provision for income taxes          949          370        2,672        1,009

Provision for income taxes                        341          150          961          408
                                               ------       ------       ------       ------

Net income                                     $  608       $  220       $1,711       $  601
                                               ------       ------       ------       ------

Net income per common share                    $ 0.10       $ 0.03       $ 0.28       $ 0.09
                                               ======       ======       ======       ======

Weighted average number of common and
   common equivalent shares outstanding         6,039        6,400        6,059        6,595
                                               ======       ======       ======       ======


     See accompanying notes to condensed consolidated financial statements.

                        AWARD SOFTWARE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                      1996           1995
                                                                    --------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  1,711        $   601
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                    160            103
        Warrants issued for services                                       0            373
        Deferred stock compensation                                       56             23
        Changes in assets and liabilities:
          Accounts receivable, net                                      (964)           (87)
          Receivable from related party                                   (5)          (434)
          Other current assets                                        (1,394)           (43)
          Other assets                                                  (109)            79
          Accounts payable                                               496             22
          Accrued liabilities                                            310            417
                                                                    --------        -------

             Net cash provided by operating activities                   261          1,054
                                                                    --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment,net                            (480)           (75)
                                                                    --------        -------

           Net cash used in investing activities                        (480)           (75)
                                                                    --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock issuances                            6,969          1,466
   Payments from (to) GCH                                                 62         (1,781)
   Principal payments under note obligations                               0            (33)
                                                                    --------        -------

          Net cash provided by (used in) financing activities          7,031           (348)

Effect of exchange rate changes on cash                                  (93)            35
                                                                    --------        -------

Net increase in cash and cash equivalents                              6,719            666

Cash and cash equivalents at beginning of period                       6,498          1,374
                                                                    --------        -------

Cash and cash equivalents at end of period                          $ 13,217        $ 2,040
                                                                    ========        =======


     See accompanying notes to condensed consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Award Software International, Inc. (the "Company") as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Registration Statement (Number 333-05107) on Form S-1, as amended as of October 25, 1996, filed by the Company under the Securities Act of 1933, as amended.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or any future period.

2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares, when dilutive, from stock options and warrants (using the treasury stock method). Pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares (using the treasury stock method and the public offering price) issued within 12 months prior to the Company's initial public offering filing and through the effective date of such filing have been included in the calculation as if they were outstanding for all periods presented.

3.       INITIAL PUBLIC OFFERING

         On October 25, 1996, the Company completed its initial public offering. In this transaction, the Company sold an aggregate of 1,250,000 shares of common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $8,325,000 after deducting the underwriting discount and offering expenses.

                       AWARD SOFTWARE INTERNATIONAL, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company designs, develops and markets system management software for the global computing market. The following is a discussion of the financial condition and results of operations of the Company as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Statements and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement (Number 333-05107) on Form S-1 and is qualified in its entirety by reference thereto.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, consolidated statement of operations information as a percentage of total revenues.


                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                           --------------------------------      -------------------------------
                                                 1996          1995                     1996          1995
                                               ------        ------                    ------        ------

Revenues:
     Software license fees                       88.3%         74.2%                     84.3%         76.3%
     Engineering services                         2.7           2.1                       4.0           3.1
     Related parties                              9.0          23.7                      11.7          20.6
                                               ------        ------                    ------        ------
            Total revenues                      100.0         100.0                     100.0         100.0
                                               ------        ------                    ------        ------

Cost of revenues:
     Software license fees                        5.1           2.1                       3.3           2.5
     Engineering services                         1.7           0.4                       1.2           0.6
     Related parties                              0.8           1.9                       2.7           2.0
                                               ------        ------                    ------        ------
            Total cost of revenues                7.6           4.4                       7.2           5.1
                                               ------        ------                    ------        ------

Gross profit                                     92.4          95.6                      92.8          94.9

Operating expenses:
     Research and development                    33.7          29.9                      31.5          31.0
     Sales and marketing                         20.8          33.5                      20.6          28.5
     General and administrative                  13.3          16.4                      15.7          19.4
                                               ------        ------                    ------        ------
            Total operating expenses             67.8          79.8                      67.8          78.9
                                               ------        ------                    ------        ------

Income from operations                           24.6          15.8                      25.0          16.0

Interest income, net                              3.4           0.6                       3.0            --
                                               ------        ------                    ------        ------
Income before provision for income taxes         28.0          16.4                      28.0          16.0

Provision for income taxes                       10.1           6.6                      10.1           6.5
                                               ------        ------                    ------        ------

Net income                                       17.9%          9.8%                     17.9%          9.5%
                                               ======        ======                    ======        ======

Comparison of Three and Nine Month Periods Ended September 30, 1996 and 1995

         Revenues. The Company's revenues consist of software license fees and engineering services revenues. Revenues increased by $1.1 million (50%) and $3.3 million (52%) for the three and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year. Software license fees increased by $1.3 million (79%) and $3.2 million (68%) for the three and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year primarily due to higher unit shipments to the Company's existing Taiwanese motherboard customers, and to a lesser degree to existing U.S. customers partially offset by a decrease in software license fees from a European customer. Engineering services revenues increased by $43,000 (90%) and $187,000 (96%) for the three and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year primarily due to higher engineering services revenues from customers in the U.S. Related parties revenues decreased by $231,000 (43%) and $182,000 (14%) for the three and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year primarily due to lower software license fees and engineering services revenues from related parties.

         Cost of Revenues. Cost of revenues consist primarily of the cost of materials and freight expenses associated with software license fees and direct costs associated with engineering services revenues. Cost of revenues as a percent of revenues increased to 8% and 7% of revenues for the three and nine month periods ended September 30, 1996, respectively, as compared to 4% and 5% of revenues for the same periods of the prior year. The increase in cost of revenues as a percent of revenues for the three month period ended September 30, 1996 was primarily due to higher cost of software license fees and cost of engineering services revenues offset by a decrease from cost of engineering services revenues associated with a related party product development effort.

         Research and Development. Research and development expenses consists primarily of engineering personnel and related expenses and equipment costs. Research and development expenses increased by $470,000 (70%) and $1.1 million (55%) for the three and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year primarily due to the hiring of engineering personnel and related expenses and outside consultants to develop new software products, such as mobile BIOS and the SMSAccess product suite. The Company anticipates that it will continue to devote substantial resources to product research and development and that such expenses will continue to increase in absolute dollars.

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions and travel costs. Sales and marketing expenses decreased by $50,000 (7%) and increased by $171,000 (10%) for the three month and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year. The decrease for the three month period ended September 30, 1996 was primarily due to non-recurring charges of $283,000 related to the recognition of warrants issued to a related party, and $36,000 related to warrants issued to a shareholder in exchange for marketing services for the three month period ended September 30, 1995. This decrease was partially offset by the hiring of sales and marketing personnel and related expenses and higher sales commissions for increased revenues. The increase for the nine month period ended September 30, 1996 was primarily due to the hiring of sales and marketing personnel and related expenses and higher sales commissions for increased revenues.

         General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by $80,000 (22%) and $274,000 (22%) for the three and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year primarily due to higher professional services fees and a one-time employee severance cost of $90,000 in the Company's European operations. In addition, the Company recorded $297,000 of deferred stock compensation related to the difference between the exercise price of certain Common Stock options and the deemed fair market value of the Common Stock on the date of grant during the second half of 1995.

Amortization of deferred compensation expense of $19,000 and $57,000 is included in general and administrative expense for the three and nine month periods ended September 30, 1996, respectively.

         Interest income, net. Interest income, net consists primarily of interest expense associated with short-term borrowings and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by $101,000 and $284,000 for the three and nine month periods ended September 30, 1996, respectively, from the same periods of the prior year primarily due to an increase in interest income earned on higher cash balances.

         Provision for Income Taxes. The Company's effective tax rate decreased from 41% to 36% for the three months ended September 30, 1995 and September 30, 1996, respectively, and 40% to 36% for the nine months ended September 30, 1995 and September 30, 1996, respectively, primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had cash and cash equivalents of $13.2 million and working capital of $14.9 million. Net cash provided by operating activities was $261,000 for the nine months ended September 30, 1996 and was primarily due to higher net income, accounts payable and accrued liabilities partially offset by growth in accounts receivable and other current assets. Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 1995 and primarily resulted from net income, warrants issued for services and accrued liabilities partially offset by accounts receivable from related parties.

         Net cash used in investing activities was $480,000 and $75,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively, and was primarily due to the purchase and upgrade of the Company's computer hardware.

         Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 1996 and was primarily due to proceeds from private equity sales. Net cash used in financing activities was $348,000 for the nine months ended September 30, 1995 and was primarily due to advances and repayments to GCH Systems, Inc., a related party.

         On October 25, 1996, the Company completed its initial public offering ("IPO"). In this transaction, the Company sold an aggregate of 1,250,000 shares of common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $8,325,000 after deducting the underwriting discount and offering expenses.

         The Company believes that its net proceeds from the IPO, together with anticipated cash flow from operations and existing cash balances, will satisfy the Company's projected expenditures through 1997 for working capital and general corporate purposes, including an increase in the company's internal product development, staffing in connection with new product introductions and other related product development expenditures.

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Registration Statement (Number 333-05107) on Form S-1 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.

 PART II.         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                The following exhibits are filed herewith:

                         Exhibit 11.1     Computation of Net Income Per Share

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the three month period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AWARD SOFTWARE INTERNATIONAL, INC.


November 13, 1996         By:  /s/ George C. Huang
                               -------------------
                          George C. Huang
                          Chairman of the Board, President and Chief
                          Executive Officer

November 13, 1996         By:  /s/ Kevin J. Berry
                               ------------------
                          Kevin J. Berry
                          Vice President, Finance, Chief Financial Officer,
                          Treasurer and Secretary

                                  EXHIBIT INDEX


Exhibit No.             Description


Exhibit 11.1    Computation of Net Income Per Share

Exhibit 27.1    Financial Data Schedule