Form 10-K
period 1996-12-31
AWARD SOFTWARE INTERNATIONAL INC
filed 1997-03-28
CIK 1013920

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                             WASHINGTON, DC 20549

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-28904

                      AWARD SOFTWARE INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                         94-2893462
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


          777 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA 94043 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                (415) 968-4433
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                          COMMON STOCK, NO PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X  NO
                                    ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Based on the closing sale price of $14.00 on March 5, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $53,073,608.

  On March 5, 1997, there were outstanding 6,568,951 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III--Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held June 4, 1997, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I..................................................................    2
    Item 1  Business....................................................     2
    Item 2  Properties..................................................    16
    Item 3  Legal Proceedings...........................................    16
    Item 4  Submission of Matters to a Vote of Security Holders.........    16
 PART II.................................................................   17
    Item 5  Market for the Registrant's Common Stock and Related Stock
            Matters.....................................................    17
    Item 6  Selected Financial Data.....................................    18
    Item 7  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    18
    Item 8  Financial Statements and Supplementary Data.................    24
    Item 9  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    40
 PART III................................................................   41
    Item 10 Directors and Executive Officers of the Registrant..........    41
    Item 11 Executive Compensation......................................    41
    Item 12 Security Ownership of Certain Beneficial Owners and
            Management..................................................    41
    Item 13 Certain Relationships and Related Transactions..............    41
 PART IV.................................................................   42
    Item 14 Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    42

                                    PART I

ITEM 1. BUSINESS

  The following Business section contains forward-looking statements which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business Risks" and elsewhere in this Form 10-K.

GENERAL

  Award Software International, Inc. ("Award," the "Company" or the "Registrant") designs, develops and markets system management software for the global computing market. System management software is one of the fundamental layers in PC architecture and provides an essential interface between a PC's operating system software and hardware. The Company's principal system management software products include a suite of Basic Input/Output System software ("BIOS"). Award's customers include designers and manufacturers of motherboards, PC systems and other microprocessor-based (or "embedded") devices. The Company believes that its products and engineering services enable customers to rapidly develop new motherboard designs for state-of-the-art computer systems. The Company markets and licenses its products and services worldwide and has established itself as a leading provider of desktop system management software in Asia, which accounts for approximately 40% of worldwide desktop motherboard production.

  The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. Award's desktop BIOS products enable a PC to support a number of key advanced technologies, including Plug and Play, PCI, DMI, USB and APM. The Company is currently developing further enhancements to its BIOS, including support for ACPI. The Company's embedded device BIOS provides customized features to address the specialized needs of its customers in this market. In addition to the Company's proprietary suite of system management software products, Award offers PC Card software that enables PCs and other electronic devices to recognize, install, configure and operate peripheral devices, such as network and modem cards.

  The Company currently licenses its products to more than 200 customers worldwide. In response to its customers' need to develop and integrate new technologies rapidly, the Company has developed its business with a particular emphasis on providing local engineering service and support in each of its major target regions: Asia (especially Taiwan), North America and Europe.

INDUSTRY BACKGROUND

  PC systems consist of four layers: the hardware, the BIOS, the operating system and the application software. The computer's primary hardware component, the motherboard, is connected to peripheral hardware devices, such as a keyboard, hard disk drive and mouse. The BIOS is stored in a non-volatile memory chip on the motherboard while the operating system and application software are stored on the hard disk drive. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components and initiates the operating system. After the BIOS completes the start up or "booting" of the system, it serves as the interface between the computer hardware and the operating system. By acting as the bridge between the operating system and the computer hardware, the BIOS makes it possible to develop hardware and software independently. As a result, the pace of innovation for hardware products in the PC industry, where the typical life cycle of a hardware design is six to twelve months, has not been constrained by the slower pace of operating system development, where generational advances can take several years to develop.

  Enhanced BIOS and other system management software have been developed to support implementation of new industry standards and technologies, such as Plug and Play, PC Card, DMI, "hot-docking" and APM. Improved versions of BIOS are currently being developed to support ACPI and the latest PC industry standards. Many of these new technologies will play an important part in the development of PCs and embedded devices for the Internet and other network computing environments.

  Several important trends are currently affecting the system management software industry:

  Outsourcing of System Management Software Development. The rapid pace of technological innovation in recent years has required system makers to adapt to short production cycles and operate in an environment of continuous innovation. As PC and motherboard designers and manufacturers continuously improve their hardware products, they must ensure the compatibility of these new designs with existing operating systems through a customized BIOS. While some PC and motherboard manufacturers develop system management software internally, increasingly complex technology, demand for compatibility and competitive market pressures are driving many manufacturers to rely on dedicated system management software providers. These manufacturers demand high levels of support at all stages of product development, making it necessary for system management software vendors to provide effective localized engineering support during the production process.

  Outsourcing of Motherboard Production. Competitive pressures in the PC market have also caused system manufacturers to outsource PC motherboard production to reduce cost and stay current with advancing technologies. Manufacturers in Taiwan have taken advantage of this trend to become significant participants in the world desktop system and motherboard production market. Further, their role has expanded to include design decisions, such as the selection of the BIOS and other system management software. To rapidly integrate new motherboard designs into the overall PC system, these manufacturers require locally based system management software engineering resources.

  Proliferation of x86 Architecture in the Embedded Device Market. Traditional PC architecture, which is based on the x86 design, is being adopted for use in the embedded computer market. The implementation of x86 architecture permits the development of open systems that can employ standard software, development tools and peripheral hardware products. Embedded devices perform a single or limited number of complex applications for a dedicated purpose. These embedded devices require advanced capabilities for data analysis, communication, control and ease-of-use and depend upon highly customized system management software solutions to ensure performance, reliability and functionality.

  Demands for Product Support Solutions. As PC use by less technically sophisticated home and business users has grown, PC system manufacturers have been searching for cost-effective solutions to provide technical customer support services. The emerging network computing environment potentially provides system manufacturers with the ability to access the hardware and operating systems in order to ascertain the problems of the user and to make repairs. Additionally, manufacturers of embedded systems are searching for cost-effective ways to maintain and support their products, which are broadly distributed and sometimes installed in remote locations that cannot be directly accessed by support personnel. To address this opportunity, providers of system management software are beginning to work closely with system manufacturers to develop products with remote access, diagnostic and repair capabilities.

AWARD STRATEGY

  The Company's objective is to become the leading designer, developer and marketer of system management software by providing innovative solutions to the desktop PC, embedded device, mobile PC and network computing markets. The Company's strategy includes the following key elements:

  Build Upon Desktop Leadership in Asia. Award is currently a leading provider of system management software to the Asian desktop motherboard market and will attempt to increase market share in this important region. The Company believes that PC manufacturers worldwide increasingly outsource PC design decisions, including the selection of system management software, to the OEMs and original design manufacturers in Taiwan that form the core of the Company's client base. Award further believes its long-standing focus on Asia positions it to take advantage of this market growth, and the Company plans to maintain a high level of engineering and management resources in this region.

  Leverage Existing Customer Relationships and Desktop Expertise to Pursue the Mobile and Embedded Markets. The Company believes that it can leverage its desktop system management software expertise to design and develop products for the mobile PC and embedded device markets. To complement its mobile

BIOS products, the Company also offers system management software to support the PC Card standard, which is broadly implemented in the mobile PC market. The Company believes that the leading Taiwanese desktop system and motherboard manufacturers, many of which are Award customers, will enter the mobile PC market and provide the Company with opportunities to license its mobile BIOS products. In addition, the Company is establishing a full service operation in Tokyo to market, customize and support system management software to the mobile PC manufacturers in Japan, which are significant participants in the mobile PC market. The Company is also pursuing opportunities with manufacturers of embedded devices, a market characterized by relatively long product life cycles, often from three to seven years.

  Provide Innovative Products for the Emerging Network and Internet Computing Marketplace. The Company is designing and developing a number of products for the emerging network computing market. For example, as part of the SMSAccess suite of applications, Award has developed its RPBAccess software, which will allow an end-user to obtain diagnostic and support service through a modem or the Internet without a functional operating system or operational hard disk. In addition, Award's SMSAccess software suite will allow a network administrator to access and retrieve system management information, either locally or remotely. The Company's WWWAccess software, which will include web browser technology licensed from third parties, will provide embedded devices, such as point-of-sale systems, set-top boxes and personal digital assistants, with Internet capabilities. There can be no assurance, however, that the Company will successfully develop and market such software.

  Provide Localized Customer Service in Key Markets. The Company provides responsive and competitive system management software engineering and support by maintaining engineering, marketing and sales staff in three key PC design centers around the world: Taiwan, the U.S. and Germany. For many of its customers, Award serves as an important source of research and development, providing customized solutions within the tight timeframes required in the competitive motherboard market. In addition, the Company's local service centers allow it to act as an important conduit between the technology centers in the U.S. and key PC design centers. Easy accessibility, frequent communication and localized interaction are crucial to the selection and implementation of Award system management software. The Company believes that its emphasis on local service enables it to perform high quality, reliable and timely engineering and support services and provides it with a competitive advantage.

BUSINESS RISKS

Dependence Upon the Underlying PC Industry; Dependence on Current PC Industry Standards

  The demand for the Company's system management software depends principally on (i) PC manufacturers and other customers licensing the Company's software rather than developing their own system management software, (ii) the market acceptance of the products incorporating the Company's software sold by the Company's original equipment manufacturer ("OEM") customers, (iii) the emergence of new PC technologies that require system management software solutions to provide functionality, user value and performance, and (iv) the technological competence of the Company's core products. Sales of PCs fluctuate substantially from time to time based on numerous factors, including general economic conditions in the markets for the Company's customers' products, new hardware and software product introductions, demand for new applications and shortages of key components. Further, the markets in the PC industry are extremely competitive and characterized by rapid and frequent price reductions.

  The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time to market and cost to develop PCs. A number of computer manufacturers, including IBM Corporation ("IBM") and Compaq Computer Corporation ("Compaq"), develop their own BIOS products to achieve compatibility with and integrate new technologies into their products. While the Company believes that price and time-to-market pressures will continue to foster a trend among its customers and potential customers to outsource system management software requirements to third parties, there can be no assurance that this trend will continue or will not reverse itself, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Industry Background" and "--Award Strategy."

  The Company's software to date has been primarily based on central processing units ("CPUs") designed by or compatible with those of Intel Corporation ("Intel") and operating system software designed by Microsoft Corp. ("Microsoft"). If the market for Intel and Intel-compatible CPUs with x86 architecture is materially diminished or if another CPU, such as Motorola, Inc.'s "PowerPC," achieves a high degree of success, demand for the Company's current software would be reduced. In addition, most of the Company's software has been installed on computers using Microsoft's MS/DOS or Windows operating systems. If Microsoft's operating systems cease to be the dominant operating systems for the PC industry, or if PC manufacturers use other operating systems, which are not compatible with MS/DOS or Windows, the Company could experience increased product development costs and/or diminished revenues.

Concentration of Revenues from Desktop BIOS

  The Company depends on sales of desktop BIOS for a substantial majority of its revenues. The Company has not generated substantial revenues from the sale of other products to date, including sales of mobile PC products. If sales of the Company's desktop BIOS decline for any reason, the Company's business, financial condition and results of operations would be adversely affected, unless the Company is able to replace those sales with increased sales of other products. Sales of desktop BIOS could decline for a number of reasons, including a shift in the market for PCs away from desktop PCs in favor of mobile PCs.

Competition from System Management Software Companies and Other Participants, including Microsoft and Intel, in the PC Industry

  The markets for the Company's software are highly competitive. The Company faces competition primarily from other system management software companies, including American Megatrends, Inc., Phoenix Technologies Ltd. and SystemSoft Corporation, as well as in-house software development staffs of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and greater brand name and technology leadership recognition than the Company. There can be no assurance that the Company will be able to develop software comparable or superior to software offered by its competitors. In addition, the PC market experiences intense price competition and the Company expects that, in order to remain competitive, it may have to decrease unit prices on some or all of its software products. Any such decrease would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that interdependencies may develop between system management software companies and their customers, which would need to be overcome in order to replace an entrenched competitor. While the Company believes that such entrenchment may benefit the Company in its existing relationships with key participants in the desktop PC market, customer entrenchment may make it more difficult for the Company to displace entrenched competitors or increase market presence, particularly in the mobile PC market, where competitors may already have strong relationships with certain mobile PC manufacturers. Intel has entered into formal agreements with, and has become a significant shareholder in, Phoenix Technologies Ltd. and SystemSoft Corporation. In addition, SystemSoft Corporation has entered into agreements with Microsoft, IBM and Compaq to license its PC Card software.

  Operating system software vendors may in the future enter the Company's primary markets as direct competitors or incorporate enough features into their products so as to reduce the need for the Company's products. Microsoft includes basic PC Card software in its Windows 95 operating system and has announced the inclusion of full PC Card software support in its next generation Windows 9x and Windows NT operating systems. Microsoft's recently released Windows CE operating system includes Hardware Abstraction Layer (HAL) software that incorporates system management software features. As software developers provide greater functionality and features, user value and performance in their products that eliminate or reduce the need for the

Company's system management software, the market for the Company's products could be materially diminished. In addition, chipset manufacturers, including Intel, may increase their presence in the motherboard manufacturing market, which may have an adverse effect on the Company's OEM customers. There can be no assurance that other participants in the PC industry will not develop products and solutions that reduce the demand or obviate the need for the Company's products. See "Business--Competition."

Ability to Respond to Rapid Technological Change

  The market for system management software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The general trend in the PC industry is toward shorter product life cycles, resulting in rapid product and technology obsolescence. The life cycle of the Company's products is highly dependent on the life cycles of the products sold by its customers, who are primarily in the desktop PC industry. Although the Company's core products, specifically, the desktop and embedded device BIOS and PC Card software, may have a life cycle as long as several years, specific customized adaptations of the Company's core products are generally expected to have a life cycle of six months to one year. The Company's future success will depend upon its ability to enhance its core software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to its customers' and end-users' demand for greater features and functionality. The Company is currently developing certain technologies that it will need to remain competitive. There can be no assurance that the Company will be successful in developing such enhancements or new software, or, even if successful, that it will not experience delays in achieving such developments. Any failure or delay by the Company to develop such enhancements or new software or the failure of its software to achieve market acceptance would adversely affect the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render the Company's software or technologies non-competitive or obsolete. See "Business--Industry Background" and "--Product Development."

Dependence on Key Customer Relationships; Concentration of Credit Risk

  The Company believes that its success to date has been largely due to its relationship with participants in the desktop PC industry, particularly OEMs in the desktop PC market. The Company works closely with its customers to provide quick response to their product design needs and assists them in evaluating new technological developments as they affect future products and enhancements to be sold by the Company's customers. The loss of any one of these strategic relationships or any other significant customer in the PC industry could adversely affect the Company's product development efforts, business, financial condition and results of operations.

  For the year ended December 31, 1996, Vobis Microcomputer AG ("Vobis") accounted for approximately 11% of the Company's total revenues. The loss of any key customer or the inability of the Company to replace revenues provided by a key customer would have a material adverse effect on the Company's business, financial condition and results of operations. In 1996, Toshiba Europa (I.E.) GmbH ("Toshiba") discontinued licensing the Company's PC Card software. For the year ended December 31, 1996, Toshiba accounted for 83% of the Company's PC Card software revenues. Revenues from the distribution of the Company's PC Card software accounted for 6% of the Company's total revenues in the year ended December 31, 1996.

  The Company's customer base consists primarily of motherboard manufacturers and OEMs in the desktop PC market, and as a result the Company maintains individually significant receivable balances from these customers. If these customers fail to satisfy their payment obligations, the Company's business, financial condition and results of operations would be adversely affected.

Uncertain Acceptance in New and Developing Markets

  The Company's future success is dependent on customer acceptance of new products and penetration of markets outside the desktop PC market. There can be no assurance that the Company will be able to expand its products and technologies into the mobile PC, embedded device and network computing and Internet markets or that the Company will be able to increase its market presence in the desktop PC market. Expansion of the Company's software and technology into the mobile PC market will depend primarily on the Company's ability to replace entrenched competitors. Penetration of markets outside the desktop PC market, such as the embedded device market, will depend upon the development and availability of system management software providing the necessary functionality and customer acceptance of such new technology. There can be no assurance that the Company will be able to develop or obtain from third parties the necessary software and technology to penetrate these markets, or that, if such software and technology is developed by the Company or obtained from third parties through licensing, which may include payments of license fees or royalties in advance, the Company will be able to successfully distribute such products. There can be no assurance that such products will not be developed by others rendering the Company's products non-competitive or obsolete. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such new products, or that such products will achieve market acceptance.

  Any increase in the demand for the Company's embedded device products is dependent upon the increasing use and complexity of embedded computer systems in new and traditional products. No assurance can be given that this trend will continue or, even if it does, that the Company will be able to design system management software that will address the unique requirements of the embedded device market. Further, since the Company's experience and expertise are based on Intel x86 architecture, the Company's success in the embedded device market is significantly dependent on Intel's continued commitment to, and the increased presence of x86 architecture in, this market. There can be no assurance that Intel will not de-emphasize or withdraw its support of the embedded device market, or that the trend toward x86 architecture in the embedded device market will continue, any of which could result in a material adverse effect on the Company's growth strategies, financial condition and results of operations.

  Certain of the markets for the Company's existing and future products, such as the Internet and private internet protocol networks ("Intranet"), have only recently begun to develop and are rapidly evolving. Demand and market acceptance for recently introduced or developing products are subject to a high level of uncertainty and risk. Critical issues concerning the commercial use of the Internet remain unresolved and could adversely affect the growth of Internet use. There can be no assurance that commerce and communication over the Internet or Intranet will become widespread, or that the Company's planned products addressing the Internet and Intranet markets will become widely accepted. Because these markets for the Company's existing and developing products are new and rapidly emerging, it is difficult to predict the future growth rate, if any, and size of these markets. There can be no assurance that such markets for the Company's existing and developing products and technology will develop or that such products will be accepted. If these markets fail to develop, develop more slowly than anticipated or become saturated with competitors, or if the Company's products do not obtain customer acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business--Award Strategy."

Fluctuations In Quarterly Operating Results; Seasonality

  The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company's revenues are affected by a number of factors, including the demand for PCs and embedded devices, timing of new product introductions, product mix, volume and timing of customer orders, activities of competitors and the ability of the Company to penetrate new markets. The Company's business is seasonal with revenues generally increasing in the fourth quarter as the result of increased PC shipments during the holiday season. Consequently, during the three quarters ending in March, June and September, the Company has historically not been as profitable as in the quarter ending in December. In addition, the Company's revenues and profits have historically decreased in the first quarter of each year as compared with the fourth quarter of the previous year. The Company generally ships orders as they are received and, as a result, has little or no backlog. Quarterly revenues and results of operations therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Because the Company's staffing and other operating expenses are based on anticipated revenues, delays in the receipt of orders can cause significant variations in results of operations from quarter to quarter. The Company also may choose to reduce prices, increase spending in response to competition or pursue new market opportunities, each of which decisions may adversely affect the Company's business, financial condition and results of operations. Therefore, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

  Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for the Company's business, the announcement of quarterly results of operations below analyst and investor expectations is likely to result in a decline in the trading price of the Company's Common Stock.

Variations in Operating Results

  The revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. Future results of operations may fluctuate significantly based upon numerous factors including the demand for PCs and embedded devices, the timing of new product introductions, product mix, volume and timing of customer orders, activities of competitors and the ability of the Company to penetrate new markets. The volume and timing of new contracts and delays in the achievement of milestones could have a significant impact on operating results for a particular quarter.

Dependence on Key Personnel; Ability to Attract and Retain Key Technical
Employees

  The Company's success to date has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees, particularly George C. Huang, the Company's Chairman of the Board, President and Chief Executive Officer; Lyon T. Lin, General Manager, Taiwan and President, Award Software Hong Kong Limited, Taiwan Branch; and Maurice W. Bizzarri, the Company's Vice President, Engineering could have a material adverse effect on the Company's business, financial condition and results of operations. Except for the Company's employees in Germany, none of the Company's employees is party to an employment agreement with the Company. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Moreover, because the development of the Company's software requires knowledge of computer hardware, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business, financial condition and results of operations.

  Future growth, if any, of the Company will require additional engineering, sales and marketing, financial and administrative personnel, to expand customer services and support and to expand operational and financial systems. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be adversely affected.

Management of Growth

  The growth of the Company's business and, in particular, the Company's customer base, has placed, and is expected to continue to place, a strain on the Company's management systems and resources. The Company's ability to compete effectively and manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to do so successfully, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's success will depend to a significant degree on the ability of its executive officers and other members of its senior management, none of whom has any prior experience managing public companies in their current roles, to manage future growth, if any.

International Operations; Currency Fluctuations; International Unrest

  The Company operates on a multinational basis, and a significant portion of its business is conducted in currencies other than the U.S. Dollar. As a result, the Company is subject to various risks, including exposure to currency fluctuations, greater difficulty in administering its global business, multiple regulatory requirements and other risks associated with international sales, such as import and export licenses, political and economic instability, overlapping or differing tax structures, trade restrictions, changes in tariff rates, different legal regimes, difficulty in protecting intellectual property, enforcing agreements and collecting accounts receivable. During the year ended December 31, 1996, approximately 47% and 8% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. While the impact of foreign exchange rate movements have not had a material impact on the Company's financial statements, there can be no assurance that fluctuation in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently engage in foreign currency hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company's business, financial condition or results of operations could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

Intellectual Property and Proprietary Rights

  The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards all of its software as proprietary and attempts to protect it with a combination of patents, copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions and the protection of copyright laws, it may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company has patent applications pending in the U.S. and/or abroad on six inventions, three of which are owned jointly with a third party. There are currently no issued patents covering the Company's products. However, the Company does not generally rely on patents to protect its products. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign jurisdictions, including Taiwan, do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate.

  Significant and protracted litigation may be necessary to protect the Company's intellectual property to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, in the past there have been allegations that certain portions of the Company's core BIOS infringed on a third party's copyrights. In response, the Company rewrote certain software routines in a "clean room" procedure and upgraded its customers to the new version of such software routines in order to avoid any further allegations of infringement. The Company believes that its software does not infringe the copyrights of any third parties. However, there can be no assurance that other parties will not make allegations of infringement in the future. Such assertions could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. Although the Company has been able to acquire licenses from third parties in the past, there can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company in the event such assertions are made in the future.

Volatile Market for Stock

  The market for the Company's stock is highly volatile. The trading price of the Company's Common Stock has been and will continue to be subject to fluctuations in response to financial condition and results of operations, announcements of technological innovations or new products by the Company and its competitors, changes in the Company's or its competitors' product mix or product direction, changes in the Company's revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which the Company may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, companies with which the Company competes or relating to the Company specifically could have an immediate and adverse effect on the market price of the Company's stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Shares Eligible for Future Sale

  Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. Certain shares of Common Stock held by existing shareholders are "restricted securities" as such term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Act") (the "Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 or Regulation S promulgated under the Act. Recently, the Securities and Exchange Commission enacted a new rule effective April 29, 1997 shortening the holding periods under Rule 144 to permit resales of limited amounts of Restricted Shares after one year and unlimited amounts of Restricted Shares by non-affiliates of the Company after two years. Further, the Company, all directors and executive officers and certain shareholders of the Company had agreed not to sell or otherwise dispose of any shares of Common Stock for a period of 180 days after October 24, 1996, which period expires April 23, 1997.

PRODUCTS--SYSTEM MANAGEMENT SOFTWARE

Award System BIOS

  The Company's Award System BIOS consists of core software code that can be combined with additional software modules to add specific functions and features, including Plug and Play, PCI, APM, USB and DMI. The Company integrates the core software code with some or all of these software modules to create a product that meets the needs of its three principal markets: desktop PCs, embedded devices and mobile PCs. To date, the majority of the Company's software license fees have been derived from sales in the desktop PC market.

  Desktop BIOS integrates the core software code with modules that support the following technological advancements:

  . Plug and Play permits the BIOS and operating system software to automatically recognize and configure PC hardware and peripherals, such as printers, network cards and multimedia accessories. A variation of this technology, known as "hot" Plug and Play, allows for the installation, recognition and removal of peripherals while power is on.

  . PCI was developed by a consortium led by Intel and provides an automatically configured interface between high-speed peripheral components and PC systems.

  . APM reduces power consumption by continuously monitoring system activity, sensing idle time and powering down or powering off components.

  . DMI is a new industry standard that allows the desktop configuration data to be easily accessed locally or over a network. This software is capable of detecting and storing configuration information from devices and systems that comply with the industry standard Desktop Management Task Force specification.

  The Company has developed a module to support USB. USB is a new Plug and Play interface under development by Microsoft and Intel, which is designed to provide an easy connection for slow and medium speed peripherals to a PC by supplying a uniform connector to make installing a peripheral as simple as plugging in a telephone.

  Embedded Device BIOS integrates the core software code with selected modules and additional custom features. Award works closely with embedded device customers to incorporate BIOS into design intensive embedded hardware. Unlike PC products, which typically experience short product cycles, a typical embedded device solution has a relatively long product life, with most designs lasting through the life cycles of the products into which they are integrated, often three to seven or more years.

  Mobile PC BIOS is a new customized BIOS solution for use in notebook and other portable PCs, which will integrate the core software code with modules that support Plug and Play, PCI, APM and DMI. In addition, this new product will support the hardware associated with mobile PCs, such as chipsets and keyboard controllers, as well as other advanced technologies. For example, "hot docking" allows users to connect to and disconnect from their mobile PCs to desktop docking stations without turning off their machines. The Company is also developing smart battery support which ensures compatibility and monitors diagnostic information for the advanced batteries found in mobile PCs.

 PC Card Software

  The Personal Computer Memory Card International Association ("PCMCIA") was formed to enact standards for credit card size computer memory and peripheral add-on products called "PC Cards." Award supplies software to enable PCs and other electronic devices to recognize, install, configure and operate peripheral devices that comply with PCMCIA standards. Award's PC Card software, CardWare and CardControl, provides a number of benefits over traditional PC Card software, including the efficient use of system memory, greater portability, ease of maintenance and a more modular design.

  CardWare consists of several software components: CardWare Socket Services, which works with the hardware to recognize PC Card socket status and report that status to other PC Card software; CardWare Card Services, which provides resource management as well as the industry standard programming interface and allows the user to hot-swap multiple PC Cards in the system; and a suite of software drivers, which handle recognition and configuration of CardWare Socket Services and CardWare Card Services. The Company has developed CardWare
5.0 for Microsoft Windows NT 4.0. CardWare 5.0 for Windows NT has the same functionality and accessible user interface of the previous CardWare releases for the DOS/Windows 3.x environments, while supporting Windows NT user access restrictions and working hand-in-hand with its resource management scheme. Standard CardWare features such as hot-plug-and-play and configuration through the Card Information Structure of each card have been ported to the Windows NT version. CardWare 5.0 supports a wide range of PC Card host controllers and conforms with the latest PC Card standards.

  CardControl is a software program that operates under Windows and allows a user to review or configure a PC Card. In addition, this software contains two unique advisory modes that automatically configure a card for optimal performance or suggest available configurations.

 SMSAccess

  The Company is currently developing the SMSAccess suite of applications that includes significant enhancements to traditional system management software products:

  DMIAccess is a Windows application that allows a user to view hardware specific information without physically looking in the computer or reading the system start-up messages. Such information includes RAM configuration, system serial number, motherboard serial number and hard drive options. In conjunction with third-party software, DMIAccess provides a complete solution which network administrators can use to remotely access data provided by DMI-compliant hardware.

  BIOSAccess is a Windows application that will allow a user to view and change system setup information, such as power management, display, security, sound, keyboard and serial/parallel port options. The application also will allow the user to view basic system parameters such as RAM size, hard disk size, processor type and BIOS version. BIOSAccess is expected to replace traditional, less user-friendly character-based utilities.

  RPBAccess is a patent-pending product developed by the Company that allows technical support personnel to remotely access a disabled PC via a modem, network or Internet connection. The Company believes that this software is unique because it operates without a functioning hard drive or operating system and thus can solve a greater number of system problems. RPBAccess allows an expert system or technical support person to run BIOS setup, see error messages, upload and download files (if the hard disk functions), and upload and download diagnostic software. Consequently, PC manufacturers will be able to efficiently diagnose and potentially repair systems without the usual user telephone relay or site visit. RPBAccess will benefit PC system manufacturers because it can reduce both the time and expense to diagnose and repair the system.

CUSTOMERS

  The Company services over 200 customers worldwide, including designers and manufacturers of desktop PC motherboards, PC systems and notebooks and hardware component and embedded device manufacturers. From time to time, the Company has worked with selected customers to co-develop certain products and expects to pursue additional co-development opportunities in the future. For example, the Company is currently working with Advanced Micro Devices, Inc. ("AMD") on the design and development of products related to its K6 microprocessor. For the year ended December 31, 1996, Vobis accounted for approximately 11% of the Company's revenues.

SALES AND MARKETING

  The Company markets its products directly and through independent sales representatives. In North America, Award sales managers operate from the Company's headquarters in Mountain View, California. The Company complements its sales force in the U.S. with an independent sales representative in Southern California. In Asia, the Company operates from its office in Taipei, Taiwan, and through independent sales representatives in Korea and Japan. In Europe, the Company markets through its office in Munich, Germany. The Company supports its sales efforts with marketing programs that include exhibitions at trade shows, participation in industry associations, attendance at technical seminars and designation as hardware reference platform designs by chipset manufacturers.

  The Company believes that customer service and technical support are important competitive factors in the system management software market. Accordingly, the Company provides local service and support for its customers in the U.S., Europe and Asia. In addition, the Company provides worldwide technical support from the U.S. for end-users of its products through dial-in telephone services, facsimile, e-mail and the Company's web site on the World Wide Web. Information contained in the Company's home page shall not be deemed to be a part of this Form 10-K. Award believes that close contact with its customers not only improves its customers' level of satisfaction, but also provides early access to its customers' new product plans and requirements.

PRODUCT DEVELOPMENT

  Award's research and development efforts consist of new product development, product enhancements and product customization for individual customers. The Company develops new products in response to emerging standards such as DMI and ATAPI (the Advanced Technology Attachment Packet Interface standard for high capacity, removable-media drives), and to address perceived opportunities in related markets such as mobile computing and remote diagnostics. Award's engineers actively participate in a number of relevant industry standard groups, such as the I2O (Intelligent I/O) Special Interest Group, the Personal Computer Memory Card International Association, the Desktop Management Task Force and the Peripheral Component Interconnect Special Interest Group, which help guide the Company's product planning. The Company's software is developed in a modular fashion to facilitate changes and updates as needed to meet customer requirements and rapid development of new products.

  An important function of the Company's engineering group is to perform the customization of the BIOS for each new motherboard. The Company works closely with the customer's engineers to ensure that the final motherboard design and the Award BIOS are developed efficiently. The turnaround time for customizing a BIOS for a customer (from receipt of motherboard and engineering specifications to quality assurance and product release) can be as short as one week. Customization of a BIOS can be done either in the U.S., Taiwan or Europe, depending on resource availability and customer needs.

  Because the development of the Company's software products requires knowledge of computer hardware, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition to attract and retain such personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key technical employees could have an adverse effect on the Company's business, financial condition and results of operations. See "Business Risks--Dependence on Key Personnel; Ability to Attract and Retain Key Technical Employees."

COMPETITION

  The markets for the Company's products are highly competitive. The principal competitive factors affecting the markets for the Company's software include technological excellence, timeliness of product introduction, responsiveness to customer requirements, customer relationships, industry relationships, engineering services, ease of use, ease of integration and price. Due to its technological competence, large customer base in the desktop PC market, and strong relationships with industry participants, the Company believes it competes favorably with respect to all of these factors. Further, part of the Company's strategy is to develop innovative software product solutions to address the emerging trends in the PC and embedded device markets. There can be no assurance that such products or technologies will be successfully developed by the Company or that such products will not be developed by others, rendering the Company's software or technologies non-competitive or obsolete. Failure to successfully implement this strategy could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Industry Background" and "--Product Development."

  The Company faces competition primarily from other systems management software companies, including American Megatrends, Inc., Phoenix Technologies Ltd. and SystemSoft Corporation, and also from the in-house software development staffs of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and greater brand name and technological leadership recognition than the Company. There can be no assurance that the Company will be able to develop software comparable or superior to software offered by its competitors. In addition, the PC market experiences intense price competition and the Company expects that, in order to remain competitive, it may have to decrease unit prices on some or all of its software products. Any such decrease would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that interdependencies may develop between system management software companies and their customers, which would need to be overcome in order to replace an entrenched competitor. While Award believes such entrenchment may benefit the Company in its existing relationships with key participants in the PC market, especially with its customers in Taiwan, customer entrenchment may make it more difficult for the Company to displace competitors or increase market presence, particularly in the mobile PC market, where competitors may have strong relationships with certain mobile PC manufacturers. Intel, for example, has entered into formal agreements with, and become a significant shareholder in, Phoenix Technologies Ltd. and SystemSoft Corporation. In addition, SystemSoft Corporation has entered into agreements with Microsoft, IBM and Compaq to license its PC Card software.

  The Company believes that competitive pressures in the system management software market may increase as (i) microprocessor manufacturers continue to enter the motherboard manufacturing market and (ii) operating software system vendors incorporate more system management software into their products. The entrance or expansion of microprocessor manufacturers who are not customers of the Company into the motherboard manufacturing markets may have an adverse effect on the Company's motherboard manufacturing customers. Further, as software manufacturers provide greater functionality and features, user value and performance to their products that eliminate or encroach upon the need for the Company's software products, the market for such products could be materially diminished. Microsoft's recently released Windows CE operating system includes Hardware Abstraction Layer (HAL) software that incorporates system management software features.

  Microsoft includes basic PC Card software in its Windows 95 operating system and has announced the inclusion of full PC Card software support in its next generation Windows 9x and Windows NT operating systems. Currently, the Company is developing PC Card software for Microsoft's Windows NT. If end-users of Microsoft's version of the basic PC Card and Plug and Play software included in its operating systems perceive such software as being adequate for their computing needs, Award's revenues from PC Card software would be adversely affected. While the Company believes that the trend in the PC industry toward greater complexity will continue and that the Company's products offer a technologically proven, timely and cost-effective solution to this need, there can be no assurance that other participants in the PC industry will not develop products and solutions that encroach upon the demand, or obviate the need, for the Company's products. See "Business Risks--Dependence on Key Customer Relationships; Concentration of Credit Risk."

INTELLECTUAL PROPERTY

  The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards all of its software as proprietary and attempts to protect it with a combination of patents, copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions and the protection of copyright laws, it may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company has patent applications pending in the U.S. and/or abroad on six inventions, three of which are owned jointly with a third party. There are currently no issued patents covering the Company's products. However, the Company does not generally rely on patents to protect its products. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign jurisdictions, including Taiwan, do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate.

  Significant and protracted litigation may be necessary to protect the Company's intellectual property rights to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, in the past there have been allegations that certain portions of the Company's core BIOS infringed on a third party's copyrights. In response, the Company rewrote certain software routines in a "clean room" procedure and upgraded its customers to the new version of such software routines in order to avoid any further allegations of infringement. The Company believes that its software does not presently infringe the copyrights of any third parties. However, there can be no assurance that other parties will not make allegations of infringement in the future. Such assertions could require the Company to discontinue the use of certain software routines, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. Although the Company has been able to acquire licenses from third parties in the past, there can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license is obtainable, that the terms would be commercially acceptable to the Company in the event such assertions are made in the future.

EMPLOYEES

  As of December 31, 1996, the Company had 104 full-time employees, of whom 55 are engaged in engineering and technical positions, 28 in sales and marketing, and 21 in finance, operations and administration. Except for its employees in Germany, none of the Company's employees is subject to an employment agreement with the Company. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

EXECUTIVE OFFICERS

Management

  The executive officers of the Company and their ages as of December 31, 1996 are as follows:

                 NAME                   AGE                POSITION
                 ----                   ---                --------
George C. Huang........................  55 Chairman of the Board, President,
                                            Chief Executive Officer and Director
Reza Afghan............................  36 Vice President, Operations
Kevin J. Berry.........................  47 Vice President, Finance, Chief
                                            Financial Officer, Treasurer and
                                            Secretary
Maurice W. Bizzarri....................  41 Vice President, Engineering
Lyon T. Lin............................  44 General Manager, Taiwan; President,
                                            Award Software Hong Kong Limited
Ann P. Shen............................  56 Vice President, Sales and Marketing

  GEORGE C. HUANG has served as Chairman of the Board of Directors, President, Chief Executive Officer and Director since July 1993. From January 1984 to the present, Dr. Huang has served as Chairman of the Board of Directors of GCH Systems, Inc. ("GCH"), a company that develops and markets embedded controllers, Application Specific Integrated Circuits and PC systems, and from January 1984 until November 1994, he also served as Chief Executive Officer of GCH. From February 1987 to the present Dr. Huang has served as a Director of GCH-Sun Systems Company Ltd. ("GSS"), a subsidiary of GCH. From January 1990 to May 1996, Dr. Huang served as a Director of Fidelity Venture Capital Corporation ("FVCC"), a shareholder of GCH and the Company. Dr. Huang received a B.S. from the National Taiwan University, an M.S. from Washington State University, and a Ph.D. in Electrical Engineering from University of Washington.

  REZA AFGHAN has served as Vice President, Operations since January 1994. From November 1987 to January 1994, Mr. Afghan served as Vice President, Sales and Operations of GCH. He received his B.S. in Electrical Engineering from Oregon State University.

  KEVIN J. BERRY has served as Vice President, Finance, Chief Financial Officer and Treasurer since June 1995 and Secretary since October 1995. From December 1988 to May 1995, Mr. Berry served as Vice President, Finance for the CMX and Aurora divisions of Chyron Corporation, a developer and manufacturer of software and systems for the video marketplace. Mr. Berry received a B.S. in Finance and an M.B.A. from New York University.

  MAURICE W. BIZZARRI has served as Vice President, Engineering since July 1995. From June 1992 to July 1995, Mr. Bizzarri consulted in the systems software industry. From November 1990 to June 1992, he served as Vice President, Research and Development of Connective Strategies, Inc., a hardware/software company.

  LYON T. LIN has served as General Manager, Taiwan, and President, Award Software Hong Kong Limited since July 1993. From January 1984 to June 1993, Mr. Lin served as Vice President of GCH. Mr. Lin is also a director of GSS. Mr. Lin received a B.S. in Electrical Engineering from National Chiao-Tung University and an M.S. in Electrical Engineering from Santa Clara University. Mr. Lin is the brother-in-law of George C. Huang.

  ANN P. SHEN has served as Vice President, Sales and Marketing since December 1994. From June 1994 to December 1994, she served as Vice President, Engineering and Marketing and from August 1993 to June 1994 she served as Vice President, Engineering. Dr. Shen served as Vice President, Engineering at GCH from October 1992 to June 1994. From March 1990 to August 1992, Dr. Shen served as Vice President, Engineering and Manufacturing Director of OPTA, a digital camera and high-end graphic/video card company. Dr. Shen received a B.S. in Physics from National Taiwan University, an M.S. in Physics from the University of California, Los Angeles and a Ph.D. in Solid State Physics from New York Polytechnical University.

ITEM 2. PROPERTIES

  The Company's headquarters are located in Mountain View, California. The Company subleases approximately 20,000 square feet in this facility renewable on a yearly basis after December 31, 1996. The Company also leases office space in Taipei, Taiwan and Munich, Germany. These offices provide sales and technical support to its customers in Asia and Europe, respectively. The Company believes that its facilities are adequate to support operations for the next twelve months. In the event that additional space is needed, the Company believes that suitable additional or alternative space adequate to serve its needs will be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently engaged in any material litigation or legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

  Price Range of Common Stock. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AWRD." Public trading of the Common Stock commenced on October 25, 1996. Prior to that, there was no public market for the Common Stock. The following table sets forth for the period indicated the high and low closing price per share of the common stock on the Nasdaq National Market.

       FISCAL YEAR ENDED
       DECEMBER 31, 1996                                            HIGH   LOW
       -----------------                                            ----- -----
       Fourth Quarter ended December 31, 1996...................... $9.88 $6.50

  Dividend Policy. The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

  Number of Holders. On March 5, 1997, there were 114 holders of record of the Company's Common Stock.

  Recent Sales of Unregistered Securities.

  (1) In January 1996, the Registrant sold 570,033 shares of Common Stock at a purchase price of $12.28 per share for an aggregate purchase price of $7,000,005 and issued a warrant for $5,448 exercisable for 272,394 shares of Common Stock at an exercise price of $12.28 per share to an accredited investor.

  (2) In July 1996, the Registrant sold 160,000 shares of Common Stock at a purchase price of $12.50 per share for an aggregate purchase price of $1,999,998 to an accredited investor.

  (3) In July 1996, the Registrant sold 77,500 shares of Common Stock to an accredited investor pursuant to the exercise of a warrant at an exercise price of $1.00 per share for an aggregate exercise price of $77,500.

  (4) In July 1996, the Registrant sold 41,169 shares of Common Stock to an accredited investor at a purchase price of $10.00 per share for an aggregate purchase price of $411,695.

  (5) In December 1996, the Registrant sold 30,000 shares of Common Stock to an accredited investor at a purchase price of $8.00 per share for an aggregate purchase price of $240,000.

  (6) From January 1, 1996 through December 31, 1996, the Registrant granted incentive stock options and nonstatutory stock options to employees, directors and consultants under its 1995 Stock Option Plan covering an aggregate of 329,000 shares of the Registrant's Common Stock, at an average exercise price of $9.97 per share. Options to purchase 61,709 shares of Common Stock have been canceled or have lapsed without being exercised. The Registrant has sold 43,988 shares of its Common Stock to employees, directors and consultants of the Registrant pursuant to exercise of stock options granted under the 1995 Stock Option Plan.

  The sales and issuances of securities in the transactions described in paragraph (6) above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

  The sales and issuances of securities in the transactions described in paragraphs (1) through (5) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated under the Securities Act. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth, for the periods indicated, certain selected consolidated financial data.This data should be read in conjunction with the audited consolidated financial statements and notes related thereto included elsewhere in this Form 10-K.

                                       THE COMPANY                      PREDECESSOR
                         ---------------------------------------- -----------------------
                                                      SIX MONTHS  SIX MONTHS
                                  YEAR ENDED            ENDED       ENDED     YEAR ENDED
                                 DECEMBER 31,        DECEMBER 31,  JULY 1,   DECEMBER 31,
(Dollars in thousands,    1996       1995      1994      1993        1993        1992
except per share data)   ------- ------------ ------ ------------ ---------- ------------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Revenues
  Software license
   fees................. $11,721    $6,989    $5,585   $ 1,903     $ 1,763      $5,416
  Engineering services..     472       239       161       107          47         282
  Related parties.......   1,878     1,902       972        50         --          --
                         -------    ------    ------   -------     -------      ------
    Total revenues...... $14,071    $9,130    $6,718   $ 2,060     $ 1,810      $5,698
                         =======    ======    ======   =======     =======      ======
Income (loss) from
 operations............. $ 3,961    $1,861    $2,057   $(1,125)    $  (628)     $ (199)
                         =======    ======    ======   =======     =======      ======
Net income (loss)....... $ 2,885    $1,165    $1,258   $(1,178)    $  (655)     $ (296)
                         =======    ======    ======   =======     =======      ======
Net income (loss) per
 share(1)............... $  0.46    $ 0.18    $ 0.20   $ (0.19)
                         =======    ======    ======   =======
Weighted average common
 and common equivalent
 shares.................   6,280     6,538     6,345     6,345
                                       THE COMPANY                      PREDECESSOR
                         ---------------------------------------- -----------------------
                                       DECEMBER 31,
                         ----------------------------------------  JULY 1,   DECEMBER 31,
                          1996       1995      1994      1993        1993        1992
(Dollars in thousands)   ------- ------------ ------ ------------ ---------- ------------
CONSOLIDATED BALANCE
 SHEET DATA:
Cash and cash
 equivalents............ $23,248    $6,498    $1,374   $   280     $   156      $  313
Working capital
 (deficit)..............  23,792     6,642     1,173    (1,113)     (1,189)       (461)
Total assets............  28,410     9,083     3,119     1,807       1,088       1,085
Shareholder's equity
 (deficit)..............  25,091     7,169     1,695      (468)     (1,099)       (451)

--------
(1) For an explanation of the number of shares used to compute net income
    (loss) per share, see Note 2 of Notes to Consolidated Financial
    Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business--Business Risks" elsewhere in this Form 10-K.

OVERVIEW

  The Company's predecessor, Award Software, Inc. (the "Predecessor"), was founded in 1983 to design, develop and market a suite of Basic Input/Output System software ("BIOS") for the system management software market. During the mid- and late-1980s, the Company established a significant market presence by providing BIOS for the 286/386 PC markets and achieved early market success as a BIOS supplier to the Taiwanese motherboard market. The Company was acquired in July 1993 by GCH Systems, Inc. ("GCH"), an independent developer of microcomputers and application-specific integrated circuits, and operated as a wholly owned subsidiary. On October 25, 1996, the Company consummated the initial offering of its Common Stock to the public. The Company markets and licenses its products and services worldwide and is a leading provider of system management software to the PC motherboard market in Asia, which accounts for approximately 40% of worldwide motherboard production.

  The Company has historically generated the substantial majority of its revenues from the licensing of desktop system management software, primarily to motherboard manufacturers and PC OEMs. Sales from international operations, particularly to customers in Taiwan, comprise a substantial portion of the Company's total revenues. During the three year periods ended December 31, 1996, 1995 and 1994, revenues from international operations represented 71%, 68% and 75% of the Company's total revenues, respectively. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering services revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Related parties revenues include software license fees and non-recurring engineering services provided to a Common Stock shareholder and a Common Stock warrant holder. The Company believes that its business is subject to seasonal fluctuations, with shipments in the fourth calendar quarter being somewhat higher due to higher levels of PC shipments in that time period.

  The Company has an established international presence and consequently generates a significant portion of its revenues and expenses in currencies other than the U.S. Dollar, primarily the New Taiwan Dollar and the German Mark. As a result, any appreciation or depreciation in the U.S. Dollar against these currencies could adversely affect the Company's business, financial condition, results of operations and cashflows. In addition, foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. During the years ended December 31, 1996, 1995 and 1994, fluctuations in the value of currencies in which the Company conducts its business relative to the U.S. Dollar were not significant on an annual basis.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
                                                               (AS A PERCENTAGE
                                                                   OF TOTAL
                                                                   REVENUES)
     Revenues:
       Software license fees..................................  83%   77%   83%
       Engineering services...................................   4     2     3
       Related parties........................................  13    21    14
                                                               ---   ---   ---
         Total revenues....................................... 100   100   100
                                                               ---   ---   ---
     Cost of revenues:
       Software license fees..................................   4     4     7
       Engineering services...................................   1     1     1
       Related parties........................................   2     2     1
                                                               ---   ---   ---
         Total cost of revenues...............................   7     7     9
                                                               ---   ---   ---
     Gross profit.............................................  93    93    91
                                                               ---   ---   ---
     Operating expenses:
       Research and development...............................  30    30    24
       Sales and marketing....................................  20    25    23
       General and administrative.............................  15    17    14
                                                               ---   ---   ---
         Total operating expenses.............................  65    72    61
                                                               ---   ---   ---
     Income from operations...................................  28    21    30
     Interest expense.........................................  --    --    --
     Interest and other income, net...........................   4     1    --
                                                               ---   ---   ---
     Income before income taxes...............................  32    22    30
     Provision for income taxes...............................  12     9    12
                                                               ---   ---   ---
     Net income...............................................  20%   13%   18%
                                                               ===   ===   ===

 Comparison of Years Ended December 31, 1996 and December 31, 1995

  Revenues. The Company's revenues increased 54% from $9.1 million in 1995 to $14.1 million in 1996. Software license fees increased 68% from $7.0 million in 1995 to $11.7 million in 1996. The increase was primarily due to higher unit shipments to the Company's existing Taiwanese motherboard customers, and to a lesser degree to existing U.S. customers, partially offset by a decrease in software license fees from a European customer due to weak economic conditions and a decrease in demand for PCs in the German economy. A significant customer, which accounted for 5% of total revenues and approximately 83% of revenues from distribution of the Company's PC Card software for the year ended December 31, 1996, discontinued licensing the Company's PC Card software in the second half of 1996. Accordingly, the Company does not currently expect to receive any revenues from that customer from the distribution of the Company's PC Card software in the foreseeable future. Revenues from the distribution of the Company's PC Card software accounted for 15% and 6% of the Company's total revenues in the years ended December 31, 1995 and 1996, respectively. Engineering services revenues increased from $239,000 in 1995 to $472,000 in 1996. This increase was primarily due to higher engineering services revenues from customers in the U.S. Related parties revenues were unchanged at $1.9 million in 1995 and 1996. Revenues derived from international operations were 71% and 68% of the Company's revenues in 1996 and 1995, respectively. During the year ended December 31, 1996, 47% and 8% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. Fluctuations in foreign currency exchange rates did not have a material impact on total revenues in 1995 or 1996. However, there can be no assurance that future fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's future revenues, business, financial condition and results of operations.

  Cost of Revenues. Cost of revenues increased 54% from $636,000, or 7% of revenues, to $980,000, or 7% of revenues, in 1995 and 1996, respectively. Cost of software license fees increased 35% from $387,000 in 1995 to $521,000 in 1996. This increase was primarily due to increased volume. Cost of engineering services revenues increased 205% from $43,000 in 1995 to $131,000 in 1996. This increase was primarily due to increased engineering services provided to customers. Cost of related parties revenues increased 59% from $206,000 in 1995 to $328,000 in 1996. This increase was primarily due to direct costs associated with engineering services partially offset by a decrease from cost of engineering services revenues associated with a related party product development effort.

  Research and Development. Research and development expenses increased 53% from $2.8 million, or 30% of revenues, to $4.2 million, or 30% of revenues, in 1995 and 1996, respectively. This increase was primarily due to the growth in research and development personnel from 45 to 55 individuals during the year. These additional personnel were hired as part of the effort to develop new software products, such as mobile BIOS and the SMSAccess product suite. The Company anticipates that it will continue to devote substantial resources to product research and development and that such expenses will continue to increase in absolute dollars.

  Sales and Marketing. Sales and marketing expenses increased 25% from $2.3 million, or 25% of revenues, to $2.9 million, or 20% of revenues, in 1995 and 1996, respectively. This increase was primarily due to the hiring of sales and marketing personnel and related expenses and higher sales commissions for increased revenues.

  General and Administrative. General and administrative expenses increased 30% from $1.6 million, or 17% of revenues, to $2.1 million, or 15% of revenues, in 1995 and 1996, respectively. The increase was primarily due to higher professional services fees and a one-time employee severance cost of $90,000 in the Company's European operations and amortization of deferred stock compensation expense. Amortization of deferred compensation expense of $75,000 and $42,000 is included in general and administrative expense in 1996 and 1995, respectively.

  Interest Expense. Interest expense decreased from $9,000 in 1995 to $6,000 in 1996, due to a decrease in short-term borrowings.

  Interest and Other Income. Interest and other income increased from $105,000 in 1995 to $552,000 in 1996, primarily due to an increase in interest income earned on higher cash balances.

  Provision for Income Taxes. The Company's effective tax rate decreased from 40% in 1995 to 36% in 1996. The decrease in effective tax rate was primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.

 Comparison of Years Ended December 31, 1995 and December 31, 1994

  Revenues. The Company's revenues increased 36% from $6.7 million to $9.1 million in 1994 and 1995, respectively. Software license fees increased 25% from $5.6 million to $7.0 million in 1994 and 1995, respectively. This increase was primarily due to increased software license fees resulting from the introduction of PCI and other enhanced features. In 1996, a significant customer, which accounted for 14% of total revenues and approximately 86% of revenues from distribution of the Company's PC Card software for the year ended December 31, 1995, discontinued licensing the Company's PC Card software. Revenues from the distribution of the Company's PC Card software accounted for 15% of the Company's total revenues in the year ended December 31, 1995. Engineering services revenues increased from $161,000 to $239,000 in 1994 and 1995, respectively. This increase was primarily due to higher engineering services revenues from customers in the U.S. and Taiwan. Related parties revenues increased 96% from $1.0 million to $1.9 million in 1994 and 1995, respectively. This increase was primarily due to the growth in software license fees. Revenues derived from international operations were 75% and 68% of the Company's revenues in 1994 and 1995, respectively. During the year ended December 31, 1995, 33% and 24% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. Fluctuations in foreign currency exchange rates did not have a material impact on total revenues in 1994 or 1995. However, there can be no assurance that future fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's future revenues, business, financial condition and results of operations.

  Cost of Revenues. Cost of revenues increased 8% from $591,000, or 9% of revenues, to $636,000, or 7% of revenues, in 1994 and 1995, respectively. Cost of software license fees decreased 17% from $467,000 to $387,000 in 1994 and 1995, respectively. This decrease was primarily due to the phasing out of a lower gross margin product during the course of the year, offset by a one-time royalty payment of $200,000 to a third party. Cost of engineering services revenues increased from $28,000 to $43,000 in 1994 and 1995, respectively. Cost of related parties revenues increased from $96,000 to $206,000 in 1994 and 1995, respectively. This increase was primarily due to direct costs associated with engineering services.

  Research and Development. Research and development expenses increased 72% from $1.6 million, or 24% of revenues, to $2.8 million, or 30% of revenues, in 1994 and 1995, respectively. This increase was primarily due to the growth in research and development personnel from 33 to 45 individuals during the year. These additional personnel were hired as part of the effort to assist customers in certifying their products for Windows 95, as well as to develop mobile BIOS and SMSAccess.

  Sales and Marketing. Sales and marketing expenses increased 48% from $1.5 million, or 23% of revenues, to $2.3 million, or 25% of revenues, in 1994 and 1995, respectively. This increase was primarily due to non-recurring charges of $283,000 related to the recognition of warrants issued to a related party and $36,000 related to warrants issued to a shareholder in exchange for marketing services. In addition, higher payroll and related expenses, including sales commissions, increased travel related to the improvement of customer relations, and increased participation in industry trade shows and user conferences accounted for the remainder of the increase.

  General and Administrative. General and administrative expenses increased 72% from $932,000, or 14% of revenues, to $1.6 million, or 17% of revenues, in 1994 and 1995, respectively. The increase was primarily due to increased employee compensation and office facilities cost, as well as higher professional service fees. In addition, during the second half of 1995, the Company recorded $297,000 of deferred stock compensation for the difference between the exercise price of certain Common Stock options and the deemed fair market value of the Common Stock on the date of grant. The deferred compensation expense is being recognized over the four-year vesting period of the options. Amortization of deferred compensation expense of $42,000 is included in general and administrative expense for the year ended December 31, 1995.

  Interest Expense. Interest expense decreased from $19,000 to $9,000 in 1994 and 1995, respectively, due to a decrease in short-term borrowings.

  Interest and Other Income. Interest and other income increased from $4,000 to $105,000 in 1994 and 1995, respectively, primarily due to higher interest income earned on higher cash balances during the period.

  Provision for Income Taxes. Provision for income taxes increased from $784,000 to $792,000 in 1994 and 1995, respectively, representing effective tax rates of 38% and 40%, respectively. This increased provision was primarily due to an increase in pre-tax income. The higher effective income tax rate for 1995 was primarily due to one-time non-deductible sales and marketing charges of $319,000 associated with warrants issued offset by the recognition of $117,000 of deferred tax assets which were previously reserved.

LIQUIDITY AND CAPITAL RESOURCES

  Since its acquisition by GCH, the Company has funded its operations primarily through the private sale of equity securities and from cash generated from operations. As of December 31, 1996, the Company had cash and cash equivalents of $23.2 million and working capital of $23.8 million. Net cash provided by operating activities was $1.9 million in 1994 and was primarily due to net income. Net cash provided by operating activities was $2.1 million in 1995 and was primarily due to net income and increases in accrued liabilities. Net cash provided by operating activities was $2.2 million in 1996 and was primarily due to higher net income and accrued liabilities partially offset by growth in accounts receivable and other assets.

  Net cash used in investing activities was $75,000 in 1994 and was primarily due to the purchase of equipment. Net cash used in investing activities was $147,000 in 1995 and was primarily due to the purchase and upgrade of the Company's computer hardware. Net cash used in investing activities was $579,000 in 1996 and was primarily due to the purchase and upgrade of the Company's computer hardware.

  Net cash used by financing activities was $781,000 in 1994 and was primarily due to advances and repayments to GCH and principal payments under unaffiliated third-party note obligations. Net cash provided by financing activities was $3.1 million in 1995 and was primarily due to proceeds from private equity sales. On October 25, 1996, the Company consummated the initial offering of its Common Stock to the public ("IPO"). Pursuant to the IPO, the Company sold an aggregate of 1,250,000 shares of common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $7.8 million. Net cash provided by financing activities was $15.2 million in 1996 and was primarily due to proceeds from private equity sales and the Company's IPO.

  The Company believes that the net proceeds from the sale of Common Stock, together with anticipated cash flow from operations and existing cash balances, will satisfy the Company's projected expenditures through 1997 for working capital and general corporate purposes, including an increase in the Company's internal product development, staffing in connection with new product introductions and other related product development expenditures. From time to time, in the ordinary course of business, the Company enters into strategic relationships with its customers or other participants in the PC industry. Such strategic relationships may include equity investments in the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Other than its relationships with Vobis and AMD, the Company has no current commitments or agreements with respect to any strategic relationships, including any equity investments.

NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," and No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997 and has not yet determined the effect of the adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Award Software International, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Award Software International, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
February 21, 1997

                       AWARD SOFTWARE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS,
                                                         EXCEPT SHARE DATA)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $    23,248  $    6,498
  Accounts receivable, net............................       2,068         992
  Accounts receivable from related parties............       1,015         568
  Receivable from GCH Systems, Inc....................         182         282
  Other current assets................................         598         216
                                                       -----------  ----------
    Total current assets..............................      27,111       8,556
Property and equipment, net...........................         683         276
Other assets..........................................         616         251
                                                       -----------  ----------
                                                       $    28,410  $    9,083
                                                       ===========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $       215  $      191
  Accrued liabilities.................................       3,104       1,723
                                                       -----------  ----------
    Total current liabilities.........................       3,319       1,914
                                                       -----------  ----------
Commitments (Note 9)

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; no par
   value; no shares issued or outstanding.............         --          --
  Common stock, 40,000,000 shares authorized; no par
   value; 6,538,951 and 4,586,283 shares issued and
   outstanding........................................      21,269       6,215
Deferred stock compensation...........................        (180)       (255)
Retained earnings.....................................       4,130       1,245
Cumulative translation adjustment.....................        (128)        (36)
                                                       -----------  ----------
    Total shareholders' equity........................      25,091       7,169
                                                       -----------  ----------
                                                       $    28,410  $    9,083
                                                       ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1996     1995     1994
                                                   --------  -------  -------
                                                    (DOLLARS IN THOUSANDS,
                                                    EXCEPT PER SHARE DATA)
Revenues:
  Software license fees........................... $ 11,721  $ 6,989  $ 5,585
  Engineering services............................      472      239      161
  Related parties.................................    1,878    1,902      972
                                                   --------  -------  -------
    Total revenues................................   14,071    9,130    6,718
                                                   --------  -------  -------
Cost of revenues:
  Software license fees...........................      521      387      467
  Engineering services............................      131       43       28
  Related parties.................................      328      206       96
                                                   --------  -------  -------
    Total cost of revenues........................      980      636      591
                                                   --------  -------  -------
Gross profit......................................   13,091    8,494    6,127
                                                   --------  -------  -------
Operating expenses:
  Research and development........................    4,198    2,751    1,601
  Sales and marketing.............................    2,855    2,282    1,537
  General and administrative......................    2,077    1,600      932
                                                   --------  -------  -------
    Total operating expenses......................    9,130    6,633    4,070
                                                   --------  -------  -------
Income from operations............................    3,961    1,861    2,057
Interest expense..................................       (6)      (9)     (19)
Interest and other income.........................      552      105        4
                                                   --------  -------  -------
Income before income taxes........................    4,507    1,957    2,042
Provision for income taxes........................    1,622      792      784
                                                   --------  -------  -------
Net income........................................ $  2,885  $ 1,165  $ 1,258
                                                   ========  =======  =======
Net income per share.............................. $   0.46  $  0.18  $  0.20
                                                   ========  =======  =======
Weighted average common and common equivalent
 shares...........................................    6,280    6,538    6,345
                                                   ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                             RETAINED
                            COMMON STOCK        DEFERRED     EARNINGS   CUMULATIVE      TOTAL
                          ------------------     STOCK     (ACCUMULATED TRANSLATION SHAREHOLDERS'
                           SHARES    AMOUNT   COMPENSATION   DEFICIT)   ADJUSTMENT     EQUITY
                          ---------  -------  ------------ ------------ ----------- -------------
                                                 (DOLLARS IN THOUSANDS)
Balance at December 31,
 1993...................  3,841,801  $   725     $ --        $(1,178)      $ (15)      $  (468)
Capital contribution....        --       902       --            --          --            902
Cumulative translation
 adjustment.............        --       --        --            --            3             3
Net income..............        --       --        --          1,258         --          1,258
                          ---------  -------     -----       -------       -----       -------
Balance at December 31,
 1994...................  3,841,801    1,627       --             80         (12)        1,695
Issuance of Common Stock
 and warrants, net of
 issuance costs of
 $165...................  1,166,669    6,837       --            --          --          6,837
Repurchase of Common
 Stock..................   (499,687)  (2,998)      --            --          --         (2,998)
Exercise of Common Stock
 warrants...............     70,000       70       --            --          --             70
Exercise of Common Stock
 options................      7,500        8       --            --          --              8
Warrants issued for
 services...............        --       374       --            --          --            374
Deferred stock
 compensation...........        --       297      (297)          --          --            --
Amortization of deferred
 stock compensation.....        --       --         42           --          --             42
Cumulative translation
 adjustment.............        --       --        --            --          (24)          (24)
Net income..............        --       --        --          1,165         --          1,165
                          ---------  -------     -----       -------       -----       -------
Balance at December 31,
 1995...................  4,586,283    6,215      (255)        1,245         (36)        7,169
Issuance of Common Stock
 and warrants, net of
 issuance costs of $79..    801,180    9,573       --            --          --          9,573
Repurchase of Common
 Stock..................   (250,000)  (2,500)      --            --          --         (2,500)
Exercise of Common Stock
 warrants...............    107,500      108       --            --          --            108
Initial public offering,
 net of issuance costs
 of $2,172..............  1,250,000    7,828       --            --          --          7,828
Exercise of Common Stock
 options................     43,988       45       --            --          --             45
Amortization of deferred
 stock compensation.....        --       --         75           --          --             75
Cumulative translation
 adjustment.............        --       --        --            --          (92)          (92)
Net income..............        --       --        --          2,885         --          2,885
                          ---------  -------     -----       -------       -----       -------
Balance at December 31,
 1996...................  6,538,951  $21,269     $(180)      $ 4,130       $(128)      $25,091
                          =========  =======     =====       =======       =====       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  --------  -------
                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................  $  2,885  $  1,165  $ 1,258
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Noncash charge for income taxes.................       --        --       902
  Depreciation and amortization...................       223       132      269
  Warrants issued for services....................       --        374      --
  Deferred stock compensation.....................        75        42      --
  Changes in assets and liabilities, net of
   acquisition:
    Accounts receivable, net......................    (1,057)      (40)    (240)
    Accounts receivable from related parties......      (447)     (510)     (75)
    Other current assets..........................      (409)       (5)     (11)
    Other assets..................................      (420)       24       (7)
    Accounts payable..............................        24        49     (131)
    Accrued liabilities...........................     1,372       899      (44)
                                                    --------  --------  -------
      Net cash provided by operating activities...     2,246     2,130    1,921
                                                    --------  --------  -------
CASH FLOWS USED IN INVESTING ACTIVITIES FOR
 THE PURCHASE OF PROPERTY AND EQUIPMENT...........      (579)     (147)     (75)
                                                    --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Common Stock issuances..........    17,401     6,837      --
Proceeds from exercise of options and warrants....       153        78      --
Repurchases of Common Stock.......................    (2,500)   (2,998)     --
Payments from GCH.................................       100       651      --
Payments to GCH...................................       --     (1,346)    (476)
Payments under capital leases.....................       --        --       (24)
Payments under note obligations...................       --        (73)    (281)
                                                    --------  --------  -------
      Net cash provided by (used in) financing
       activities.................................    15,154     3,149     (781)
                                                    --------  --------  -------
Effect of exchange rate changes on cash...........       (71)       (8)      29
                                                    --------  --------  -------
Net increase in cash and cash equivalents.........    16,750     5,124    1,094
Cash and cash equivalents at beginning of period..     6,498     1,374      280
                                                    --------  --------  -------
Cash and cash equivalents at end of period........  $ 23,248  $  6,498  $ 1,374
                                                    ========  ========  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest............................  $      6  $     10  $     3
Cash paid for income taxes........................  $    996  $    282  $    41

  The accompanying notes are an integral part of these consolidated financial statements.

                      AWARD SOFTWARE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND BUSINESS

The Company

  Award Software International, Inc. ("Award" or the "Company") designs, develops and markets system management software for the global computing market. System management software is one of the fundamental layers in personal computer ("PC") architecture and provides an essential interface between a PC's operating system software and its hardware. The Company's principal system management software products include a suite of Basic Input/Output System software ("BIOS"). Award's customers include designers and manufacturers of motherboards, PC systems and other microprocessor-based (or "embedded") devices.

  The Company was incorporated in California, in 1983, and operates in one business segment through its headquarters facility in Mountain View, California, a branch office in Munich, Germany, and a wholly owned subsidiary in Hong Kong with a branch office in Taipei, Taiwan. On October 25, 1996, the Company completed its initial public offering of Common Stock.

GCH Acquisition

  On July 2, 1993, GCH Systems, Inc. ("GCH"), an independent developer of microcomputers and application specific integrated circuits, acquired 100 percent of Award's outstanding Common Stock for $1,905 consisting of $725 in cash and the assumption of $1,180 in liabilities. From the acquisition date through December 30, 1994, Award operated as a wholly owned subsidiary of GCH. On December 31, 1994, Award and GCH became separate companies through a spinoff of 100 percent of Award's Common Stock on a pro rata basis to GCH shareholders. Award and GCH have certain common members on their Boards of Directors. Award and GCH, from time to time have made non-interest bearing cash advances to each other for working capital purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

  The consolidated financial statements of the Company include the accounts of Award Software International, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

  The Company's revenues are derived primarily from software license fees and non-recurring engineering services. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of any significant support obligations. The Company's normal sales terms are net 30 days and return privileges are not offered or provided to any customers. Payments received in advance of revenue recognition are recorded as deferred revenue. Engineering services revenue primarily consist of amounts charged for customization of the software and are generally recognized as the services are performed. Amounts received

                      AWARD SOFTWARE INTERNATIONAL, INC.

under engineering contracts that require software delivery are deferred until delivery and customer acceptance occur. Related parties revenues include software licenses and non-recurring engineering services to holders of the Company's Common Stock and Common Stock warrants.

  The Company does not offer separate post contract customer support contracts, and due to the nature of the Company's product offerings, has not incurred any significant post-sale warranty or support obligations. The costs of insignificant support obligations are accrued at the time of revenue recognition. Allowances for uncollectible amounts and warranties are recorded in the same period as the related revenues based upon the Company's historical experience.

Cash and cash equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of time deposits and money-market deposit accounts that are stated at cost, which approximates fair value.

Property and equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

Software development costs

  Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. After establishing technological feasibility through the development of a working model, any additional costs incurred through the date the product is available for general release, if any, are capitalized and amortized over the estimated life, generally three years, using the greater of the amounts determined using the straight-line method or the ratio of current period products revenue over total estimated product revenues. Capitalized software development costs are included in other assets in the accompanying financial statements. Amortization of capitalized software development costs totaled $22, $18 and $18 for the three years ended December 31, 1996, 1995 and 1994, respectively.

Goodwill

  Goodwill resulting from the acquisition of Award Common Stock by GCH is included in other assets at December 31, 1996 and 1995, and is being amortized using the straight line method over five years.

Income taxes

  Income taxes are accounted for using an asset and liability approach in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  For the period from July 2, 1993 through December 31, 1994, Award was included in GCH's consolidated federal and California state income tax returns. Under a tax sharing agreement with GCH, Award was allocated

                      AWARD SOFTWARE INTERNATIONAL, INC.

a proportionate share of GCH's consolidated income tax liability. The provision for income taxes for this period has been calculated using the separate return methodology in accordance with SFAS No. 109. The difference between the allocable amount and the separate return provision totaled $902 and has been reflected as a capital contribution.

Foreign currency translation

  The Company has a subsidiary in Hong Kong and branch operations in Taiwan and Germany. The functional currencies of these entities are the local currencies. Accordingly, all assets and liabilities of these entities are translated at the current exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded directly into a separate component of shareholders' equity. Foreign currency transaction gains and losses were immaterial for all periods presented.

Net income per share

  Net income per share is computed using the weighted average number of common and common equivalent shares, when dilutive, from stock options and warrants (using the treasury stock method). Prior to the Company's initial public offering and pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares (using the treasury stock method and the public offering price) issued within twelve months prior to the Company's initial public offering by the Company have been included in the calculation as if they were outstanding for all periods presented.

Stock-based compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, between the quoted market price of the Company's stock on the date of grant and the amount an employee must pay to acquire the stock.

New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," and No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997 and has not yet determined the effect of the adoption.

3. CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company places its cash and cash equivalents in checking and market rate accounts with two major financial institutions and has not incurred any losses related to these investments.

  The Company markets its products to OEMs in the personal computer market, designers of motherboards and other microprocessor-embedded systems manufacturers and, as a result, maintains individually significant receivable balances from major customers located throughout the world. The Company performs ongoing credit

                      AWARD SOFTWARE INTERNATIONAL, INC.

evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable.

  The following table summarizes the net accounts receivable from customers located in the following geographic areas:

                                                                   DECEMBER 31,
                                                                   --------------
                                                                    1996   1995
                                                                   ------- ------
     United States................................................ $   327 $  20
     Asia Pacific.................................................   1,669   663
     Europe.......................................................      72   309
                                                                   ------- -----
                                                                   $ 2,068 $ 992
                                                                   ======= =====

  All related party receivables are from United States customers. One customer accounted for 26.1% of accounts receivable at December 31, 1996. One customer accounted for 28.8% of accounts receivable at December 31, 1995.


4. BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
     ACCOUNTS RECEIVABLE:
     Accounts receivable........................................ $2,183  $1,071
     Less: allowance for doubtful accounts......................   (115)    (79)
                                                                 ------  ------
                                                                 $2,068  $  992
                                                                 ======  ======
     PROPERTY AND EQUIPMENT:
     Computer equipment......................................... $  796  $  310
     Office equipment...........................................    124      82
     Furniture and fixtures.....................................    102      62
                                                                 ------  ------
                                                                  1,022     454
     Less accumulated depreciation..............................   (339)   (178)
                                                                 ------  ------
                                                                 $  683  $  276
                                                                 ======  ======
     OTHER ASSETS:
     Goodwill................................................... $  265  $  265
     Capitalized software.......................................    344     139
     Other......................................................    263      28
                                                                 ------  ------
                                                                    872     432
     Less accumulated amortization:
       Goodwill.................................................   (186)   (133)
       Capitalized software.....................................    (70)    (48)
                                                                 ------  ------
                                                                 $  616  $  251
                                                                 ======  ======
     ACCRUED LIABILITIES:
     Salaries and benefits...................................... $  584  $  401
     Royalties..................................................     90     476
     Income taxes payable.......................................  1,160     542
     Deferred revenue...........................................    615      54
     Other......................................................    655     250
                                                                 ------  ------
                                                                 $3,104  $1,723
                                                                 ======  ======

                      AWARD SOFTWARE INTERNATIONAL, INC.

5. SHAREHOLDERS' EQUITY

  On October 25, 1996, the Company completed an initial public offering (the "Offering") of 1,250,000 shares of its Common Stock at $8.00 per share. Proceeds to the Company totaled $7,828, net of underwriting discounts and issuance costs of $2,172. Prior to the Offering, in May 1996, the Board of Directors approved an increase in the number of common shares authorized to 40,000,000, authorized 5,000,000 shares of Preferred Stock and approved a 1-for-2 reverse stock split of the Company's Common Stock. The reverse stock split was effected on August 21, 1996. All references to the number of common shares and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the reverse stock split.

  During January and February 1996, the Company repurchased 250,000 shares of Common Stock from existing shareholders at a price of $10.00 per share.

  In connection with the issuance and sale of 570,033 shares of Common Stock in January 1996, the Company issued 272,394 Common Stock warrants with an exercise price of $12.28 per share for $0.02 per warrant. The warrants are exercisable at any time up to September 30, 2000. No proceeds were separately allocated to the warrants.

  In June 1996, the Company entered into a joint technology development and support agreement with Advanced Micro Devices, Inc. ("AMD") to support the design and development of products related to AMD's K6 microprocessor. As part of this relationship, in July 1996, the Company sold to AMD 160,000 shares of Common Stock at a price of $12.50 per share for approximately $2,000 in cash.

  In June 1995, the Company granted 20,000 Common Stock warrants with an exercise price of $1.00 per share to a holder of approximately 0.4% of the Company's Common Stock at the time of grant in exchange for marketing services. The warrants are exercisable at any time up to the later of (i) June 15, 1998 or (ii) the six month anniversary of the closing of an initial public offering. The Company recorded the difference between the estimated fair market value and the exercise price of the warrants of approximately $36 as sales and marketing expense. The warrants were exercised in December 1995.

  In connection with the issuance of shares of Common Stock in 1995, the Company issued 123,333 Common Stock warrants with an exercise price of $1.00 per share for $0.02 per warrant. The warrants are exercisable at any time up to September 30, 2000. No proceeds were separately allocated to the warrants.

  In October 1994, the Company granted 200,000 Common Stock warrants to a customer under a software licensing agreement. The warrants were deemed to have a nominal value on the date of grant. The warrants have an exercise price of $1.00 per share and are exercisable at any time through March 31, 1998. During the period from October 1994 through June 1995, the customer earned 45,500 of the Common Stock warrants based on purchasing volumes. In July 1995, to solidify the Company's long-term relationship with the customer, the Company issued the remaining 154,500 warrants to the customer and recorded the difference between the estimated fair market value and the exercise price of the warrants of approximately $283 as sales and marketing expense. In July 1996, 77,500 of these warrants were exercised, resulting in proceeds totaling $78.

  In December 1994, in exchange for marketing services, the Company granted 80,000 Common Stock warrants with an exercise price of $1.00 per share to holders of approximately 16.1% of the Company's Common Stock at December 31, 1995. The warrants had a nominal value when granted and were exercised in November 1995.

6. EMPLOYEE BENEFIT PLANS

Stock Option Plan

  During 1994, the Company adopted the 1995 Stock Option Plan, under which 1,250,000 shares of common stock are reserved for issuance to eligible employees, directors and consultants upon exercise of the stock

                      AWARD SOFTWARE INTERNATIONAL, INC.

options. Stock options are granted at prices determined by Board of Directors and generally may not be less than 100% and 85%, for incentive and nonstatutory options, respectively, of the estimated fair value of the related shares on the date of grant. Options granted under the Plan are for periods not to exceed ten years, are exercisable generally one year after date of grant and vest ratably over a maximum period of five years following the date of grant. For options expired or canceled, the stock not purchased under such options shall revert to and again become available for re-issuance under the plan. The Plan provides for an unvested share repurchase option on behalf of the Company. In the event an optionee ceases to be eligible under the Plan for any reason, shares acquired on the exercise of an option which have not yet vested may be repurchased by the Company at the optionee's original cost per share. At December 31, 1996, no shares were subject to repurchase.

  During 1995, the Company recorded $297 of deferred stock compensation for the excess of the deemed fair market value over the exercise price at the date of grant related to certain options granted in 1995. The compensation expense is being recognized over the option vesting period of four years. Compensation expense recognized in 1996 and 1995 aggregated $75 and $42, respectively.

  Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been further reduced to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
     Net income
       As reported...................................... $     2,885 $     1,165
                                                         =========== ===========
       Pro forma........................................ $     2,717 $     1,155
                                                         =========== ===========
     Net income per share
       As reported...................................... $      0.46 $      0.18
                                                         =========== ===========
       Pro forma........................................ $      0.43 $      0.18
                                                         =========== ===========

  Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0 percent for both years; expected volatility of 55 percent for the options granted after the effective date of the Company's initial public offering; risk-free interest rates of 6.05 and 5.50 percent; and expected lives of five years.

                      AWARD SOFTWARE INTERNATIONAL, INC.

  A summary of the status of the Company's stock option plan as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                                       SHARES SUBJECT TO OUTSTANDING OPTIONS
                                       ------------------------------------------
                                                                      WEIGHTED-
                            OPTIONS                                    AVERAGE
                         AVAILABLE FOR  NUMBER OF      PRICE PER      EXERCISE
                             GRANT       SHARES          SHARE          PRICE
                         ------------- ------------  --------------- ------------
Options authorized......   1,250,000            --   $           --    $     --
  Granted...............    (564,050)       564,050             1.00        1.00
                           ---------    -----------  ---------------   ---------
Balance at December 31,
 1994...................     685,950        564,050             1.00        1.00
  Granted...............    (191,105)       191,105        1.00-6.00        2.01
  Exercised.............         --          (7,500)            1.00        1.00
  Canceled..............       1,500         (1,500)            1.00        1.00
                           ---------    -----------  ---------------   ---------
Balance at December 31,
 1995...................     496,345        746,155        1.00-6.00        1.26
  Granted...............    (329,000)       329,000       6.75-11.00        9.97
  Exercised.............         --         (43,988)            1.00        1.00
  Canceled..............      61,709        (61,709)      1.00-10.00        2.24
                           ---------    -----------  ---------------   ---------
Balance at December 31,
 1996...................     229,054        969,458  $    1.00-11.00   $    4.16
                           =========    ===========  ===============   =========

  Options on 345,685 and 106,500 shares of Common Stock were exercisable at December 31, 1996 and 1995, respectively. Weighted average fair value of options granted during the year were $2.59 and $2.13 for 1996 and 1995, respectively.

  The following table summarizes information about stock options outstanding at December 31, 1996:

                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
     ------------------------------------------------------------------------
                                   WEIGHTED-
                                    AVERAGE   WEIGHTED-             WEIGHTED-
        RANGE OF        NUMBER     REMAINING   AVERAGE    NUMBER     AVERAGE
        EXERCISE      OUTSTANDING CONTRACTUAL EXERCISE  EXERCISABLE EXERCISE
         PRICES       AT 12/31/96    LIFE       PRICE   AT 12/31/96   PRICE
     ---------------  ----------- ----------- --------- ----------- ---------
     $          1.00    609,602   8.10 years   $ 1.00     335,428     $1.00
       5.00 --  7.00     51,106   9.10           5.61      10,257      5.15
      10.00 -- 11.00    308,750   9.29          10.15         --        --
                        -------                ------     -------     -----
       1.00 -- 11.00    969,458   8.53         $ 4.16     345,685     $1.12
                        =======                ======     =======     =====

Employee Stock Purchase Plan

  In May 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 150,000 shares of Common Stock. Eligible employees may have up to 15% of their earnings withheld, to be used to purchase shares of the Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date. There were no plan activities in 1996.

401 (k) Plan

  In January 1995, the Board of Directors adopted an employee savings and retirement plan (the "401(k) Plan") covering substantially all of the Company's employees. Under the 401 (k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such

                       AWARD SOFTWARE INTERNATIONAL, INC.

reduction contributed to the 401 (k) Plan. The Company may make contributions to the 401 (k) Plan on behalf of eligible employees. The Company made no contributions to the 401 (k) Plan in 1996, 1995 or 1994.

7. INCOME TAXES

  Income (loss) before income taxes was subject to tax in the following jurisdictions:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
     United States...................................... $ 2,108 $   464 $ 1,638
     Foreign............................................   2,399   1,493     404
                                                         ------- ------- -------
                                                         $ 4,507 $ 1,957 $ 2,042
                                                         ======= ======= =======

  The provision (benefit) for income taxes is comprised of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996    1995     1994
                                                      -------- -------  -------
     Current:
       Federal....................................... $    709 $   484  $   674
       State.........................................       59      46      185
       Foreign.......................................      724     405       43
                                                      -------- -------  -------
         Total current...............................    1,492     935      902
                                                      -------- -------  -------
     Deferred:
       Federal.......................................       95    (133)     (98)
       State.........................................       35     (10)     (20)
       Foreign.......................................      --      --       --
                                                      -------- -------  -------
         Total deferred..............................      130    (143)    (118)
                                                      -------- -------  -------
                                                      $  1,622 $   792  $   784
                                                      ======== =======  =======

  Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                                DECEMBER 31,
                                                                --------------
                                                                 1996    1995
                                                                ------  ------
     Deferred tax liabilities:
       Capitalized software.................................... $  (90) $  (17)
                                                                ------  ------
     Deferred tax assets:
       Accrued liabilities.....................................     79     191
       Depreciation............................................     18      19
       Allowance for doubtful accounts.........................     34      31
       State tax deduction.....................................      6       7
       Other...................................................     84      30
                                                                ------  ------
                                                                   221     278
                                                                ------  ------
     Net deferred tax assets...................................    131     261
     Deferred tax assets valuation allowance...................    --      --
                                                                ------  ------
                                                                $  131  $  261
                                                                ======  ======

                      AWARD SOFTWARE INTERNATIONAL, INC.

  The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. Based on an evaluation of the realizability of future tax benefits based on income earned in 1995, the Company reversed all previously established valuation allowances during 1995.

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                                1996     1995     1994
                                                                              --------  -------  -------
     Tax provision (benefit) at the U.S. federal statutory rate of 34%......  $  1,532  $   666  $  694
     Foreign income taxed at different rates................................       (80)     (77)    (27)
     State and local taxes, net of federal benefit..........................       221      117     123
     Release of valuation allowance.........................................       --      (117)    (62)
     Nondeductible charges and accruals.....................................       --       166     --
     Other..................................................................      (51)      37      56
                                                                             --------  -------  ------
     Provision for income taxes............................................. $  1,622  $   792  $  784
                                                                             ========  =======  ======
     Effective tax rates....................................................       36%      40%     38%
                                                                             ========  =======  ======

8. REVENUES, GEOGRAPHIC INFORMATION AND EXPORT SALES

  Revenues from customers representing 10% or more of consolidated revenues were as follows:

                              YEAR ENDED DECEMBER 31,
                              ----------------------------
                               1996      1995      1994
                              -------   --------  --------
     Customer A..............     --        13.9%     11.6%
     Customer B--Related
      party..................      11%      13.4%      --
     Customer C..............     --         --       16.5%

  The components of related parties revenues and costs of revenues are:

                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996     1995    1994
                                                       -------- -------- -------
     Revenues:
       Software license fees.......................... $  1,148 $  1,084 $  752
       Engineering services...........................      730      818    220
                                                       -------- -------- ------
         Total related party revenues.................   $1,878 $  1,902 $  972
                                                       ======== ======== ======
     Cost of revenues:
       Software license fees.......................... $     57 $     60 $   63
       Engineering services...........................      270      146     33
                                                       -------- -------- ------
         Total related party cost of revenues......... $    328 $    206 $   96
                                                       ======== ======== ======

                      AWARD SOFTWARE INTERNATIONAL, INC.

  The following is a summary of the Company's geographic operations:

                               UNITED           ASIA
                               STATES  EUROPE  PACIFIC ELIMINATIONS CONSOLIDATED
                               ------- ------  ------- ------------ ------------
Year ended December 31, 1994:
  Revenues from unaffiliated
   customers.................  $   700 $2,273  $2,773    $   --       $ 5,746
  Revenue from related
   parties...................  $   972 $  --   $  --     $   --       $   972
  Income from operations.....  $ 1,664 $  214  $  179    $   --       $ 2,057
  Identifiable assets........  $ 2,166 $1,100  $1,891    $(2,038)     $ 3,119
Year ended December 31, 1995:
  Revenues from unaffiliated
   customers.................  $ 1,017 $2,216  $3,995    $   --       $ 7,228
  Revenue from related
   parties...................  $ 1,902 $  --   $  --     $   --       $ 1,902
  Income from operations.....  $   393 $   59  $1,409    $   --       $ 1,861
  Identifiable assets........  $ 6,907 $  976  $2,764    $(1,564)     $ 9,083
Year ended December 31, 1996:
  Revenues from unaffiliated
   customers.................  $ 2,176 $1,195  $8,822    $   --       $12,193
  Revenue from related
   parties...................  $ 1,878 $  --   $  --     $   --       $ 1,878
  Income (loss) from
   operations................  $ 1,651 $ (482) $2,792    $   --       $ 3,961
  Identifiable assets........  $23,642 $  728  $6,498    $(2,458)     $28,410

  Substantially all of the financial information for the Europe and Asia Pacific geographic areas results from the Company's operations in Germany and Taiwan, respectively.

  Export sales from the United States to international customers were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996     1995    1994
                                                       -------- -------- -------
     Europe, principally Germany...................... $  2,003 $  1,315 $  622
     Asia Pacific, principally Japan..................      164       95     86
                                                       -------- -------- ------
                                                       $  2,167 $  1,410 $  708
                                                       ======== ======== ======

9. COMMITMENTS

Operating leases

  The Company leases its office facilities in California, Taiwan and Germany. Future minimum payments under noncancelable operating leases are as follows:

             YEAR ENDING
            DECEMBER 31,
            ------------
             1997...................................  $219
             1998...................................    45
                                                      ----
                                                      $264
                                                      ====

  Under an agreement that extends through 1997, the Company shares office facilities in Mountain View, California with GCH and is charged a pro rata portion of actual rent and utilities incurred by GCH based on square footage occupied by the Company. Management believes the allocation between the Company and GCH of such expenses is reasonable.

  Total rent expense, including amounts allocated from GCH was $470, $273 and $223 for the years ended December 31, 1996, 1995 and 1994, respectively.

                      AWARD SOFTWARE INTERNATIONAL, INC.

10. SUBSEQUENT EVENT

Asset acquisition

  On February 21, 1997, the Company acquired certain assets of Willows Software, Inc. for $400 cash, direct acquisition costs of $40 and the assumption of liabilities totaling $44. The purchase price was allocated based upon the estimated fair value of identifiable tangible and intangible assets and liabilities assumed, including $289 to in-process research and development. The amount allocated to in-process research and development relates to acquired development projects that had not reached technological feasibility at the acquisition date and had no alternative future use.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                                                    QUARTERS ENDED
                          -------------------------------------------------------------------
                                        1996                              1995
                          --------------------------------- ---------------------------------
                          DEC. 31 SEPT. 30 JUNE 30 MARCH 31 DEC. 31 SEPT. 30 JUNE 30 MARCH 31
                          ------- -------- ------- -------- ------- -------- ------- --------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..........  $4,522   $3,395  $3,342   $2,812  $2,835   $2,258  $1,981   $2,056
Gross profit............   4,231    3,137   3,199    2,524   2,520    2,159   1,844    1,971
Income from operations..   1,573      835   1,034      519     852      357     114      538
Net income..............   1,174      608     717      386     564      220      65      316
Net income per share....  $ 0.17   $ 0.10  $ 0.12   $ 0.06  $ 0.09   $ 0.03  $ 0.01   $ 0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held on June 4, 1997, under the captions "Election of Directors--Nominees" and is hereby incorporated by reference herein. The information relating to executive officers of the Company is contained in Part I, Item 1 of this report.

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year and written representations that no other reports were required, if any, the filing requirements of Section 16(a) applicable to its officers, directors and 10% shareholder were satisfied during the fiscal year ended December 31, 1996, except as follows. Form 3s for such officers, directors and 10% shareholders were filed on October 24, 1996, the date on which the Company's Registration Statement on Form S-1, File No. 333-05107 was declared effective. The Form 3s were required to be filed on August 4, 1996, the date upon which the Company's Registration Statement on Form 8-A automatically became effective under the Securities Exchange Act of 1934, as amended. Public trading of the Company's Common Stock commenced on October 25, 1996. Prior to that, there was no public market for the Company's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held June 4, 1997, under the caption "Executive Compensation," and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held June 4, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held June 4, 1997, under the caption "Certain
Transactions," and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) (1) Index to Financial Statements

                                                                          PAGE
                                                                          ----
   Report of Independent Accountants.....................................  24
   Consolidated Balance Sheet at December 31, 1996 and 1995..............  25
   Consolidated Statement of Income for the three years ended December
    31, 1996.............................................................  26
   Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1996..............................................  27
   Consolidated Statement of Cash Flows for the three years ended
    December 31, 1996....................................................  28
   Notes to Consolidated Financial Statements............................  29
   Supplementary Data (Unaudited)........................................  40

  (2) Index to Consolidated Financial Statements Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

  (3) Exhibits

   EXHIBIT
   NUMBER                               DESCRIPTION
   -------                              -----------
    3.1(1)   Amended and Restated Articles of Incorporation of the
             Registrant.
    3.1.1(1) Form of Amended and Restated Articles of Incorporation of the
             Registrant effecting the 1-for-2 reverse stock split.
    3.1.2(1) Form of Amended and Restated Articles of Incorporation of the
             Registrant, effective upon the completion of the IPO.
    3.2(1)   Amended and Restated Bylaws of the Registrant.
    3.2.1(1) Form of Amended and Restated Bylaws of the Registrant, effective upon the completion of the IPO.
    4.1(1)   Reference is made to Exhibits 3.1 through 3.2
    4.5(1)   Specimen stock certificate.
   10.1(1)   Form of Indemnity Agreement to be entered into between the
             Registrant and its directors and officers, with related
             schedule.
   10.2(1)   Registrant's 1995 Stock Option Plan, as amended (the "Option
             Plan").
   10.3(1)   Form of Incentive Stock Option under the Option Plan.
   10.4(1)   Form of Nonstatutory Stock Option under the Option Plan.
   10.5(1)   Registrant's Amended and Restated Executive Compensation Plan.
   10.6(1)   Registrant's amended and Restated Executive Compensation Plan.
   10.7(1)   Lease, dated January 1, 1996, between GCH Systems, Inc. and the
             Registrant.
   10.8(1)   Summary of Leases, dated March 1, 1996, between Sun Corporation,
             GSS Corporation and the Registrant.
   10.9(1)   Voting Agreement, dated January 12, 1996, between the Registrant and certain persons named therein.
   10.10(1)  Investors' Rights Agreement among the Registrant and certain other persons named therein, dated as of January 12, 1996.

   EXHIBIT
   NUMBER                             DESCRIPTION
   -------                            -----------
   10.11(1)  Warrant issued to Synnex Information Technologies, Inc.
   10.12(1)  Warrant issued to Vobis Microcomputer AG.
   10.13(1)  Warrant issued to Venrock Associates.
   10.14(1)  Warrant issued to Venrock Associates II, L.P.
   10.15(1)  Warrant issued to Walden Capital Partners II, L.P.
   10.16(1)  Warrant issued to Walden Technology Ventures II, L.P.
   10.17+(1) Technology Development and Support Agreement, dated June 28,
             1996, between Registrant and Advanced Micro Devices, Inc.
   11.1(2)   Statement regarding calculation of net income per share.
   21(2)     Subsidiaries of the Registrant.
   23.1(2)   Consent of Independent Accountants.
   24.2(2)   Power of Attorney. See signature page.
   27(2)     Financial Data Schedule.

--------
  + The Securities and Exchange Commission has granted confidential treatment for portions of this document.
(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05107, filed on June 3, 1996, as amended.
(2) Filed herewith.

(b)  REPORTS ON FORM 8-K

  The Company has filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

  IN ACCORDANCE WITH THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY ORGANIZED, ON THE 27TH DAY OF MARCH 1997.

                                          Award Software International, Inc.

                                                    /s/ George C. Huang
                                          By: _________________________________
                                                      GEORGE C. HUANG
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                            AND
                                                  CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George C. Huang and Kevin J. Berry or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

  IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES STATED.

              SIGNATURE                        TITLE                 DATE


         /s/ George C. Huang           Chairman of the          March 27, 1997
_____________________________________   Board, President,
           GEORGE C. HUANG              Chief Executive
                                        Officer and
                                        Director (Principal
                                        Executive Officer)

         /s/ Kevin J. Berry            Chief Financial          March 27, 1997
_____________________________________   Officer and Vice
           KEVIN J. BERRY               President
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Cheng Ming Lee            Director                 March 27, 1997
_____________________________________
           CHENG MING LEE

          /s/ David S. Lee             Director                 March 27, 1997
_____________________________________
            DAVID S. LEE

          /s/ Masami Maeda             Director                 March 27, 1997
_____________________________________
            MASAMI MAEDA

           /s/ Anthony Sun             Director                 March 27, 1997
_____________________________________
             ANTHONY SUN

         /s/ William P. Tai            Director                 March 27, 1997
_____________________________________
           WILLIAM P. TAI

                                 EXHIBIT INDEX

 NO. OF
 EXHIBIT                                DESCRIPTION
 -------                                -----------
 3.1(1)    Amended and Restated Articles of Incorporation of the Registrant.
 3.1.1(1)  Form of Amended and Restated Articles of Incorporation of the
           Registrant effecting the 1-for-2 reverse stock split.
 3.1.2(1)  Form of Amended and Restated Articles of Incorporation of the
           Registrant, effective upon the completion of the IPO.
 3.2(1)    Amended and Restated Bylaws of the Registrant.
 3.2.1(1)  Form of Amended and Restated Bylaws of the Registrant, effective upon the completion of the IPO.
 4.1(1)    Reference is made to Exhibits 3.1 through 3.2
 4.5(1)    Specimen stock certificate.
 10.1(1)   Form of Indemnity Agreement to be entered into between the
           Registrant and its directors and officers, with related schedule.
 10.2(1)   Registrant's 1995 Stock Option Plan, as amended (the "Option Plan").
 10.3(1)   Form of Incentive Stock Option under the Option Plan.
 10.4(1)   Form of Nonstatutory Stock Option under the Option Plan.
 10.5(1)   Registrant's Amended and Restated Executive Compensation Plan.
 10.6(1)   Registrant's Amended and Restated Executive Compensation Plan.
 10.7(1)   Lease, dated January 1, 1996, between GCH Systems, Inc. and the
           Registrant.
 10.8(1)   Summary of Leases, dated March 1, 1996, between Sun Corporation, GSS
           Corporation and the Registrant.
 10.9(1)   Voting Agreement, dated January 12, 1996, between the Registrant and certain persons named therein.
 10.10(1)  Investors' Rights Agreement among the Registrant and certain other persons named therein, dated as of January 12, 1996.
 10.11(1)  Warrant issued to Synnex Information Technologies, Inc.
 10.12(1)  Warrant issued to Vobis Microcomputer AG.
 10.13(1)  Warrant issued to Venrock Associates.
 10.14(1)  Warrant issued to Venrock Associates II, L.P.
 10.15(1)  Warrant issued to Walden Capital Partners II, L.P.
 10.16(1)  Warrant issued to Walden Technology Ventures II, L.P.
 10.17+(1) Technology Development and Support Agreement, dated June 28, 1996, between Registrant and Advanced Micro Devices, Inc.
 11.1(2)   Statement regarding calculation of net income per share.
 21(2)     Subsidiaries of the Registrant.
 23.1(2)   Consent of Independent Accountants
 24.2(2)   Power of Attorney. See signature page.
 27(2)     Financial Data Schedule.

--------
  + The Securities and Exchange Commission has granted confidential treatment for portions of this document.
(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05107, filed on June 3, 1996, as amended.
(2) Filed herewith.