Form 10-Q
period 1997-03-31
AWARD SOFTWARE INTERNATIONAL INC
filed 1997-05-09
CIK 1013920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1997    Commission File Number 0-28904

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

Registrant had 6,603,013 shares of Common Stock, no par value, outstanding at April 25, 1997.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                                      INDEX

                                                                         Page
                                                                         Number


PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          a) Condensed Consolidated Balance Sheet as of March 31,
              1997 (Unaudited) and December 31, 1996                          3

          b) Condensed Consolidated Statement of Income for the three
               months ended March 31, 1997 and 1996 (Unaudited)               4

          c) Condensed Consolidated Statement of Cash Flows for the three
              months ended March 31, 1997 and 1996 (Unaudited)                5

          d) Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                   19



  Award Software International (R) and SMSAccess are trademarks of registrant.
                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                      Award Software International, Inc.
                     Condensed Consolidated Balance Sheet
                       (in thousands, except share data)

                                                                               March 31,             December 31,
                                                                                 1997                   1996
                                                                                -------                -------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $23,191                $23,248
   Accounts receivable, net                                                       2,290                  2,068
   Receivable from related party                                                    815                  1,015
   Receivable from GCH Systems, Inc.                                                112                    182
   Other current assets                                                             630                    598
                                                                                -------                -------
             Total current assets                                                27,038                 27,111

Property and equipment, net                                                         797                    683
Other assets                                                                        820                    616
                                                                                -------                -------
                                                                                $28,655                $28,410
                                                                                =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $373                   $215
   Accrued liabilities                                                            2,271                  3,104
                                                                                -------                -------
            Total current liabilities                                             2,644                  3,319
                                                                                -------                -------
Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized;
     no par value; no shares issued or outstanding                                    -                      -
   Common stock, 40,000,000 shares authorized; no par value;
       6,590,513 and 6,538,951 shares issued and outstanding                     21,304                 21,269
   Deferred stock compensation                                                     (161)                  (180)
   Retained earnings                                                              5,056                  4,130
   Cumulative translation adjustment                                               (188)                  (128)
                                                                                -------                -------
            Total shareholders' equity                                           26,011                 25,091
                                                                                -------                -------
                                                                                $28,655                $28,410
                                                                                =======                =======

    See accompanying notes to condensed consolidated financial statements.

                      Award Software International, Inc.
                  Condensed Consolidated Statement of Income
                     (in thousands, except per share data)
                                  (Unaudited)


                                                Three months ended
                                                     March 31,
                                               ---------------------
                                                 1997         1996
                                               --------    ---------
Revenues:
  Software license fees                        $ 3,494       $ 2,175
  Engineering services                             347           131
  Related parties                                  645           506
                                               -------       -------
    Total revenues                               4,486         2,812
                                               -------       -------

Cost of revenues:
  Software license fees                            139            52
  Engineering services                              85            26
  Related parties                                   26           210
                                               -------       -------
    Total cost of revenues                         250           288
                                               -------       -------

Gross profit                                     4,236         2,524

Operating expenses:
  Research and development                       1,522           855
  Sales and marketing                              917           560
  General and administrative                       660           590
                                               -------       -------
    Total operating expenses                     3,099         2,005
                                               -------       -------

Income from operations                           1,137           519

Interest income, net                               266            84
                                               -------       -------
Income before income taxes                       1,403           603

Provision for income taxes                         477           217
                                               -------       -------

Net income                                     $   926       $   386
                                               -------       -------

Net income per share                           $  0.12       $  0.06
                                               =======       =======

Weighted average number of common and
  common equivalent shares outstanding           7,483         6,076
                                               =======       =======

    See accompanying notes to condensed consolidated financial statements.

                      Award Software International, Inc.
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                      Three months ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                     1997              1996
                                                                                    -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $926              $386
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                    92                53
        Deferred stock compensation                                                      19                19
        Changes in assets and liabilities:
          Accounts receivable, net                                                     (221)             (428)
          Receivable from related party                                                 200              (347)
          Other current assets                                                          (37)              (64)
          Other assets                                                                 (217)              (52)
          Accounts payable                                                              158               (58)
          Accrued liabilities                                                          (837)              325
                                                                                    -------           -------
             Net cash provided by (used in) operating activities                         83              (166)
                                                                                    -------           -------

CASH FLOWS USED IN INVESTING ACTIVITIES FOR
   THE PURCHASE OF PROPERTY AND EQUIPMENT                                              (192)             (233)
                                                                                    -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock issuances                                              35             4,511
   Collections on receivable from GCH Systems, Inc.                                      70                24
                                                                                    -------           -------
              Net cash provided by financing activities                                 105             4,535
                                                                                    -------           -------
Effect of exchange rate changes on cash                                                 (53)              (43)
                                                                                    -------           -------
Net increase (decrease) in cash and cash equivalents                                    (57)            4,093

Cash and cash equivalents at beginning of period                                     23,248             6,498
                                                                                    -------           -------
Cash and cash equivalents at end of period                                          $23,191           $10,591
                                                                                    =======           =======

    See accompanying notes to condensed consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Award Software International, Inc. (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 on Form 10-K filed on March 28, 1997 by the Company under the Securities Exchange Act of 1934.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for any future period.

2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares, when dilutive, from stock options and warrants (using the treasury stock method). Pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares (using the treasury stock method and the public offering price) issued by the Company within 12 months prior to the Company's initial public offering filing have been included in the calculation as if they were outstanding for all periods through the effective date of the Company's initial public offering.

3.       NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," and No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31, 1997. The cumulative effect of adopting SFAS No. 128 and SFAS No. 129 did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 1997 and 1996, respectively.

                       AWARD SOFTWARE INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company designs, develops and markets system management software for the global computing market. On February 21, 1997, the Company acquired certain of the assets of Willows software ("Willows acquisition") for $400,000 cash, direct acquisition costs of $40,000 and the assumption of liabilities totaling $44,000. The purchase price was allocated based upon the estimated fair market value of identifiable tangible and intangible assets and liabilities assumed, including $289,000 to in-process research and development. The amount allocated to in-process research and development relates to acquired development projects that had not reached technological feasibility at the acquisition date and had no alternative future use.

         The following is a discussion of the financial condition and results of operations of the Company as of March 31, 1997 and for the three months ended March 31, 1997 and 1996, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Information and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K, and is qualified in its entirety by reference thereto.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                        Three months ended
                                             March 31,
                                           1997       1996
                                          ------     ------
Revenues:
  Software license fees                       78%        77%
  Engineering services                         8          5
  Related parties                             14         18
                                          ------     ------
    Total revenues                           100        100
                                          ------     ------

Cost of revenues:
  Software license fees                        3          2
  Engineering services                         2          1
  Related parties                              1          7
                                          ------     ------
    Total cost of revenues                     6         10
                                          ------     ------
Gross profit                                  94         90

Operating expenses:
  Research and development                    34         30
  Sales and marketing                         20         20
  General and administrative                  15         21
                                          ------     ------
    Total operating expenses                  69         71
                                          ------     ------

Income from operations                        25         19

Interest income, net                           6          3
                                          ------     ------
Income before income taxes                    31         22

Provision for income taxes                    10          8
                                          ------     ------
Net income                                    21%        14%
                                          ======     ======

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

         REVENUES. The Company's revenues consist of software license fees and engineering services revenues. Revenues increased by $1.7 million (60%) for the three month period ended March 31, 1997 from the same period of the prior year. Software license fees increased by $1.3 million (61%) for the three month period ended March 31, 1997 from the same period of the prior year primarily due to higher unit shipments to new and existing motherboard customers in Taiwan and the U.S. and embedded systems customers in the U.S., partially offset by a decrease in software license fees from a European customer. Engineering services revenues increased by $216,000 (165%) for the three month period ended March 31, 1997 from the same period of the prior year primarily due to higher engineering services revenues from customers in the U.S. Related parties revenues increased by $139,000 (27%) for the three month period ended March 31, 1997 from the same period of the prior year primarily due to higher software license fees partially offset by lower engineering services revenues.

         COST OF REVENUES. Cost of revenues consist primarily of the cost of materials and freight expenses associated with software license fees and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenues decreased to 6% of revenues for the three month period ended March 31, 1997 as compared to 10% of revenues for the same period of the prior year. The decrease in cost of revenues as a percent of revenues for the three month period ended March 31, 1997 was primarily due to a decrease in cost of engineering services revenues from a related party product development effort partially offset by higher cost of software license fees and cost of engineering services revenues.

         RESEARCH AND DEVELOPMENT. Research and development expenses consists primarily of engineering personnel and related expenses and equipment costs. Research and development expenses increased by $667,000 (78%) for the three month period ended March 31, 1997 from the same period of the prior year primarily due to the Willows acquisition, including the hiring of engineering personnel and related expenses and a one-time charge of $289,000 for in-process research and development, and the hiring of engineering personnel and related expenses to develop new software products, such as mobile BIOS and the SMSAccess product suite. The Company anticipates that it will continue to devote substantial resources to product research and development and that such expenses will continue to increase in absolute dollars.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions and travel costs. Sales and marketing expenses increased by $357,000 (64%) for the three month period ended March 31, 1997 from the same period of the prior year primarily due to the hiring of sales and marketing personnel and related expenses, higher sales commissions for increased revenues, higher advertising expenses and increased participation in trade shows.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by $70,000 (12%) for the three month period ended March 31, 1997 from the same period of the prior year primarily due to higher professional services fees, increased personnel and related expenses and higher facilities costs. This increase was partially offset by a one-time employee severance cost of $90,000 in the Company's European operations for the three month period ended March 31, 1996. During the second half of 1995, the Company recorded $297,000 of deferred stock compensation related to the difference between the exercise price of certain Common Stock options and the deemed fair market value of the Common Stock on the date of grant. Amortization of deferred compensation expense of $19,000 is included in general and administrative expense for the three month period ended March 31, 1997.

         INTEREST INCOME, NET. Interest income, net consists primarily of interest expense associated with short-term borrowings and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by $182,000 for the three month period ended March 31, 1997 from the same period of the prior year primarily due to an increase in interest income earned on higher cash balances.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to 34% from 36% for the three month periods ended March 31, 1997 and March 31, 1996, respectively, primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily through the private sale of equity securities and from cash generated from operations. As of March 31, 1997, the Company had cash and cash equivalents of $23.2 million and working capital of $24.4 million. Net cash provided by operating activities was $83,000 for the three month period ended March 31, 1997 and was primarily due to higher net income and collections on accounts receivable from a related party partially offset by reductions in accrued liabilities and increases in other assets.

         Net cash used in investing activities was $192,000 for the three month period ended March 31, 1997 and was primarily due to the purchase of equipment resulting from the Willows acquisition.

         Net cash provided by financing activities was $105,000 for the three month period ended March 31, 1997 and was primarily due to collections on receivable from GCH Systems, Inc. and exercises of stock options under the Company's 1995 Stock Option Plan.

         On October 25, 1996, the Company consummated the initial offering of its Common Stock to the public ("IPO"). Pursuant to the IPO, the Company sold an aggregate of 1,250,000 shares of common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $7.8 million. The Company believes that the net proceeds from the sale of Common Stock, together with anticipated cash flows from operations and existing cash balances, will satisfy the Company's projected expenditures through 1997 for working capital and general corporate purposes, including an increase in the Company's internal product development, staffing in connection with new product introductions and other related product development expenditures. From time to time, in the ordinary course of business, the Company enters into strategic relationships with its customers or other participants in the PC industry. Such strategic relationships may include equity investments in the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Other than its relationships with Vobis Microcomputer AG ("Vobis") and Advanced Micro Devices, Inc., the Company has no current commitments or agreements with respect to any strategic relationships, including any equity investments.


NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," and No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. It eliminates the exemption of nonpublic entities from certain disclosure requirements of accounting standards previously issued. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the standards in the year ending December 31,

1997. The cumulative effect of adopting SFAS No. 128 and SFAS No. 129 did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 1997 and 1996, respectively.

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and those discussed in the Company's Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission.


BUSINESS RISKS

DEPENDENCE UPON THE UNDERLYING PC INDUSTRY; DEPENDENCE ON CURRENT PC INDUSTRY
-----------------------------------------------------------------------------
STANDARDS
---------

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

CONCENTRATION OF REVENUES FROM DESKTOP BIOS
-------------------------------------------

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

COMPETITION FROM SYSTEM MANAGEMENT  SOFTWARE  COMPANIES AND OTHER  PARTICIPANTS,
-------------------------------------------------------------------------------
INCLUDING  MICROSOFT AND INTEL, IN THE PC INDUSTRY
--------------------------------------------------

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

ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGE
------------------------------------------------

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

DEPENDENCE ON KEY CUSTOMER RELATIONSHIPS; CONCENTRATION OF CREDIT RISK
----------------------------------------------------------------------

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

     For the three month period ended March 31, 1997, Vobis accounted for approximately 9% of the Company's total revenues. The loss of any key customer or the inability of the Company to replace revenues provided by a key customer would have a material adverse effect on the Company's business, financial condition and results of operations. Revenues from the distribution of the Company's PC Card software accounted for 2% of the Company's total revenues in the three month period ended March 31, 1997.

     The Company's customer base consists primarily of motherboard manufacturers and OEMs in the desktop PC market, and as a result the Company maintains individually significant receivable balances from these customers. If these customers fail to satisfy their payment obligations, the Company's business, financial condition and results of operations would be adversely affected.

UNCERTAIN ACCEPTANCE IN NEW AND DEVELOPING MARKETS
--------------------------------------------------

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY
--------------------------------------------------------

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

VARIATIONS IN OPERATING RESULTS
-------------------------------

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

DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN KEY TECHNICAL
------------------------------------------------------------------------
EMPLOYEES
---------

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

MANAGEMENT OF GROWTH
--------------------

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS; INTERNATIONAL UNREST
---------------------------------------------------------------------

     The Company operates on a multinational basis, and a significant portion of its business is conducted in currencies other than the U.S. Dollar. As a result, the Company is subject to various risks, including exposure to currency fluctuations, greater difficulty in administering its global business, multiple regulatory requirements and other risks associated with international sales, such as import and export licenses, political and economic instability, overlapping or differing tax structures, trade restrictions, changes in tariff rates, different legal regimes, difficulty in protecting intellectual property, enforcing agreements and collecting accounts receivable. During the three month period ended March 31, 1997, approximately 44% and 3% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. While the impact of foreign exchange rate movements have not had a material impact on the Company's financial statements, there can be no assurance that fluctuation in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently engage in foreign currency hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company's business, financial condition or results of operations could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

         Award Software Hong Kong Limited, the company's wholly owned subsidiary, is incorporated under the laws of Hong Kong ("Award Hong Kong"). Substantially all of the Company's Asian desktop motherboard and OEM manufacturing and design facilities are operated through Award Hong Kong's branch office located in Taipei, Taiwan. These operations could be severely affected by national or regional political instability in China, including instability which may occur in connection with a change in leadership in China, change of control of Hong Kong from the United Kingdom to China, by evolving interpretation and enforcement of legal standards, by conflicts, embargoes, increased tensions or escalation of hostilities between China and Taiwan and by other trade customs and practices that are dissimilar to those in the United States. Interpretation and enforcement of China's laws and regulations continues to evolve and the Company expects that differences in interpretation and enforcement will continue in the foreseeable future.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
--------------------------------------------

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

VOLATILE MARKET FOR STOCK
-------------------------

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

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

     Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. Certain shares of Common Stock held by existing shareholders are "restricted securities" as such term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Act") (the "Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 or Regulation S promulgated under the Act. Recently, the Securities and Exchange Commission enacted a new rule effective April 29, 1997 shortening the holding periods under Rule 144 to permit resales of limited amounts of Restricted Shares after one year and unlimited amounts of Restricted Shares by non-affiliates of the Company after two years. Further, the Company, all directors and executive officers and certain shareholders of the Company had agreed not to sell or otherwise dispose of any shares of Common Stock for a period of 180 days after October 24, 1996, which period expired April 23, 1997.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          (a)      Exhibits

                   The following exhibits are filed herewith:

                        Exhibit 10.18    1997 Compensation Plan.

                        Exhibit 11.1     Computation of Net Income per Share.

                        Exhibit 27       Financial Data Schedule.

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



                                   AWARD SOFTWARE INTERNATIONAL, INC.


May 9, 1997                        By:      /s/ George C. Huang
                                            -------------------
                                            George C. Huang
                                            Chairman of the Board, President
                                            and Chief Executive Officer

May 9, 1997                        By:      /s/ Kevin J. Berry
                                            ------------------
                                            Kevin J. Berry
                                            Vice President, Finance, Chief
                                            Financial Officer,
                                            Treasurer and Secretary

                                  EXHIBIT INDEX


Exhibit No.                         Description                    Page Number


Exhibit 10.18        1997 Compensation Plan.                          21

Exhibit 11.1         Computation of Net Income per Share.             23

Exhibit 27           Financial Data Schedule.                         24