Form 10-Q
period 1997-06-30
AWARD SOFTWARE INTERNATIONAL INC
filed 1997-08-13
CIK 1013920

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997           COMMISSION FILE NUMBER 0-28904

                               ----------------

                      AWARD SOFTWARE INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                 CALIFORNIA                                      94-2893462
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          777 EAST MIDDLEFIELD ROAD
          MOUNTAIN VIEW, CALIFORNIA                              94043-4023
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 650.237.6800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Registrant had 6,900,839 shares of Common Stock, no par value, outstanding at June 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       AWARD SOFTWARE INTERNATIONAL, INC.

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements...................     3
          a) Condensed Consolidated Balance Sheet as of June 30, 1997
             (Unaudited) and December 31, 1996..........................     3
          b) Condensed Consolidated Statement of Income for the three
             and six months ended June 30, 1997 and 1996 (Unaudited)....     4
          c) Condensed Consolidated Statement of Cash Flows for the six
             months ended June 30, 1997 and 1996 (Unaudited)............     5
          d) Notes to Condensed Consolidated Financial Statements.......     6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     8
 PART II. OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K..............................    19
 SIGNATURES..............................................................   20
 EXHIBIT INDEX...........................................................   21


  Award Software International(R) and SMSAccess are trademarks of registrant.

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       AWARD SOFTWARE INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................   $22,756     $23,248
  Accounts receivable, net............................     3,204       2,068
  Receivables from related parties....................       664       1,197
  Other current assets................................       998         598
                                                         -------     -------
    Total current assets..............................    27,622      27,111
Property and equipment, net...........................       918         683
Other assets..........................................     1,022         616
                                                         -------     -------
                                                         $29,562     $28,410
                                                         =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $   334     $   215
  Accrued liabilities.................................     2,214       3,104
                                                         -------     -------
    Total current liabilities.........................     2,548       3,319
Minority interest.....................................       189         --
                                                         -------     -------
                                                           2,737       3,319
                                                         -------     -------
Commitments
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; no par
   value; no shares issued or outstanding.............       --          --
  Common stock, 40,000,000 shares authorized; no par
   value; 6,900,839 and 6,538,951 shares issued and
   outstanding........................................    21,678      21,269
  Deferred stock compensation.........................      (143)       (180)
  Retained earnings...................................     5,532       4,130
  Cumulative translation adjustment...................      (242)       (128)
                                                         -------     -------
    Total shareholders' equity........................    26,825      25,091
                                                         -------     -------
                                                         $29,562     $28,410
                                                         =======     =======

     See accompanying notes to condensed consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED    SIX MONTHS
                                                   JUNE 30,       ENDED JUNE 30,
                                              ------------------- --------------
                                                1997      1996     1997    1996
                                              --------- --------- ------- ------
Revenues:
  Software license fees.....................     $4,287    $2,874 $ 8,323 $5,049
  Engineering services......................        695       160   1,042    291
  Related parties...........................        220       308     865    814
                                                 ------    ------ ------- ------
    Total revenues..........................      5,202     3,342  10,230  6,154
                                                 ------    ------ ------- ------
Cost of revenues:
  Software license fees.....................        210        87     438    139
  Engineering services......................        211        31     297     57
  Related parties...........................          8        25      34    235
                                                 ------    ------ ------- ------
    Total cost of revenues..................        429       143     769    431
                                                 ------    ------ ------- ------
Gross profit................................      4,773     3,199   9,461  5,723
                                                 ------    ------ ------- ------
Operating expenses:
  Research and development..................      1,428     1,011   3,089  1,866
  Sales and marketing.......................      1,210       698   2,251  1,258
  General and administrative................        940       456   1,828  1,046
                                                 ------    ------ ------- ------
    Total operating expenses................      3,578     2,165   7,168  4,170
                                                 ------    ------ ------- ------
Income from operations......................      1,195     1,034   2,293  1,553
Interest income, net........................        275        86     536    170
Minority interest...........................         10       --       10    --
                                                 ------    ------ ------- ------
Income before income taxes..................      1,480     1,120   2,839  1,723
Provision for income taxes..................        480       403     947    620
                                                 ------    ------ ------- ------
Net income..................................     $1,000    $  717 $ 1,892 $1,103
                                                 ------    ------ ------- ------
Net income per share........................     $ 0.13    $ 0.12 $  0.25 $ 0.18
                                                 ======    ====== ======= ======
Weighted average number of common and common
 equivalent shares outstanding..............      7,732     6,061   7,717  6,068
                                                 ======    ====== ======= ======

     See accompanying notes to condensed consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................. $ 1,892  $ 1,103
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................     303      116
  Deferred stock compensation................................      37       38
  Minority interest..........................................     189      --
  Changes in assets and liabilities:
   Accounts receivable, net..................................    (983)    (697)
   Receivables from related parties..........................     533      222
   Other current assets......................................     (43)    (645)
   Other assets..............................................      26      (19)
   Accounts payable..........................................      33      329
   Accrued liabilities.......................................  (2,383)     (17)
                                                              -------  -------
    Net cash provided by (used in) operating activities......    (396)     430
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment..........................    (404)    (370)
 Capitalized software development costs......................    (373)     --
                                                              -------  -------
    Net cash used in investing activities....................    (777)    (370)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from common stock issuances....................     374    4,482
 Payments under bank loan....................................     (45)     --
                                                              -------  -------
    Net cash provided by financing activities................     329    4,482
                                                              -------  -------
Effect of exchange rate changes on cash......................    (106)    (106)
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........    (950)   4,436
Cash and cash equivalents at beginning of period.............  23,706    6,498
                                                              -------  -------
Cash and cash equivalents at end of period................... $22,756  $10,934
                                                              =======  =======

     See accompanying notes to condensed consolidated financial statements.

                      AWARD SOFTWARE INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Award Software International, Inc. (the "Company") as of June 30, 1997 for the three and six months ended June 30, 1997 and 1996 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 on Form 10-K filed on March 28, 1997 by the Company under the Securities Exchange Act of 1934.

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

3. FORMATION OF JOINT VENTURE

  In April 1997, the Company entered into an agreement with Sun Corporation ("Sun"), a shareholder, and Axis Corporation ("Axis") to establish a majority-owned subsidiary, Award Software Japan KK ("Award Japan"). The objective of Award Japan is to market and distribute the Company's products in Japan. The Company, Sun and Axis contributed approximately $310,000, $95,000 and $95,000 for 62%, 19% and 19% ownership of Award Japan, respectively.

4. BUSINESS COMBINATION

  In May 1997, the Company merged with Unicore Software, Inc. ("Unicore"), a privately-held company providing basic input/output software upgrades for personal computers and embedded systems. Under the terms of the Agreement and Plan of Merger and Reorganization, the Company issued 218,571 shares of common stock for all of the outstanding stock of Unicore in a transaction accounted for as a pooling of interests. The historical operations of Unicore were not material and as a result, the business combination has been reported by restating the Company's consolidated financial statements to include the Consolidated financial statements of Unicore effective January 1, 1997.

5. NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128

                      AWARD SOFTWARE INTERNATIONAL, INC.

supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. The Company will adopt the standards in the year ending December 31, 1997. The cumulative effect of adopting SFAS No. 128 will not have a material impact on the condensed consolidated financial statements for the three and six month periods ended June 30, 1997 and 1996, respectively.

  In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purpose is required. SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997 and applicable to interim financial statements beginning the second year of application, along with comparative information for interim periods in the initial year of application.

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

  Award Software International, Inc. (the "Company") designs, develops and markets system management software for the global computing market. On May 30, 1997, the Company acquired all of the outstanding stock of Unicore Software, Inc. ("Unicore") through the merger of Unicore with and into a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of May 29, 1997, by and among the Company, its wholly owned subsidiary, Unicore and Pierre A. Narath ("Narath") (the "Acquisition"). Unicore is engaged in the business of providing basic input/output software upgrades for personal computers and embedded systems. Pursuant to the terms of the Merger Agreement, the Company issued to Narath, the selling shareholder, 218,571 shares of the Company's common stock. The merger is being treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is being accounted for as a pooling of interests. The terms of the Merger Agreement were determined through arms'-length negotiations between the Company and Unicore and Narath. In addition, Mr. Narath entered into an employment agreement with the Company pursuant to which Mr. Narath shall serve as a vice president of the Company and president of Unicore, the Company's wholly owned subsidiary.

  On April 30, 1997, the Company entered into a memorandum of understanding with Sun Corporation ("Sun"), a shareholder, and Axis Corporation ("Axis") to establish a majority-owned subsidiary, Award Software Japan KK ("Award Japan"), a joint venture corporation incorporated under the laws of Japan and based in Yokohama, Japan. The objective of Award Japan is to market and distribute the Company's products in Japan. The Company, Sun and Axis contributed approximately $310,000, $95,000 and $95,000 for 62%, 19% and 19% ownership of Award Japan, respectively.

  On February 21, 1997, the Company acquired certain assets of Willows software ("Willows acquisition") for $400,000 cash, direct acquisition costs of $40,000 and the assumption of liabilities totaling $44,000. The purchase price was allocated based upon the estimated fair market value of identifiable tangible and intangible assets and liabilities assumed, including $289,000 to in-process research and development. The amount allocated to in-process research and development relates to acquired development projects that had not reached technological feasibility at the acquisition date and had no alternative future use.

  The following is a discussion of the financial condition and results of operations of the Company as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Information and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K, and is qualified in its entirety by reference thereto.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                          THREE MONTHS         SIX MONTHS
                                         ENDED JUNE 30,      ENDED JUNE 30,
                                         -----------------   -----------------
                                          1997      1996      1997      1996
                                         -------   -------   -------   -------
   Revenues:
     Software license fees..............      83%       86%       81%       82%
     Engineering services...............      13         5        10         5
     Related parties....................       4         9         9        13
                                         -------   -------   -------   -------
       Total revenues...................     100       100       100       100
                                         -------   -------   -------   -------
   Cost of revenues:
     Software license fees..............       4         3         4         2
     Engineering services...............       4         1         3         1
     Related parties....................       0         1         0         4
                                         -------   -------   -------   -------
       Total cost of revenues...........       8         5         7         7
                                         -------   -------   -------   -------
   Gross profit.........................      92        95        93        93
                                         -------   -------   -------   -------
   Operating expenses:
     Research and development...........      28        30        30        30
     Sales and marketing................      23        21        22        20
     General and administrative.........      18        14        18        17
                                         -------   -------   -------   -------
       Total operating expenses.........      69        65        70        67
                                         -------   -------   -------   -------
   Income from operations...............      23        30        23        26
   Interest income, net.................       5         3         5         3
   Minority interest....................       0        --         0        --
                                         -------   -------   -------   -------
   Income before income taxes...........      28        33        28        29
   Provision for income taxes...........       9        12         9        10
                                         -------   -------   -------   -------
   Net income...........................      19%       21%       19%       19%

 Comparison of Three and Six Month Periods Ended June 30, 1997 and 1996

  Revenues. The Company's revenues consist of software license fees and engineering services revenues. Revenues increased by $1.9 million (56%) and $4.1 million (66%) for the three and six month periods ended June 30, 1997, respectively, from the same periods of the prior year. Software license fees increased by $1.4 million (49%) and $3.3 million (65%) for the three and six month periods ended June 30, 1997, respectively, from the same periods of the prior year primarily due to higher unit shipments to new and existing motherboard customers in Taiwan and the U.S. and embedded systems customers in the U.S., partially offset by a decrease in software license fees from a European customer. Engineering services revenues increased by $534,000 (333%) and $750,000 (257%) for the three and six month periods ended June 30, 1997, respectively, from the same periods of the prior year primarily due to higher engineering services revenues from customers in the U.S and Japan. Related parties revenues decreased by $88,000 (29%) for the three month period ended June 30, 1997 from the same period of the prior year primarily due to lower software license fees and engineering services revenues, and increased by $51,000 (6%) for the six month period ended June 30, 1997 from the same period of the prior year primarily due to higher software license fees partially offset by lower engineering services revenues.

  Cost of Revenues. Cost of revenues consist primarily of the cost of materials and freight expenses associated with software license fees and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenues increased to 8% and 7% of revenues for the three and six month periods ended June 30, 1997, respectively, as compared to 5% and 7% of revenues for the same periods of the prior year. The increase in cost of revenues as a percent of revenues for the three and six month periods ended June 30, 1997 was primarily due to higher cost of software license fees and cost of engineering services revenues partially offset by a decrease in cost of software license fees and cost of engineering services revenues from a related party product development effort.

  Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses increased by $417,000 (41%) and $1.2 million (66%) for the three and six month periods ended June 30, 1997, respectively, from the same periods of the prior year primarily due to the hiring of engineering personnel and related expenses to develop new software products and a one-time charge of $289,000 for in-process research and development as a result of the Willows acquisition. The Company anticipates that it will continue to devote substantial resources to product research and development and that such expenses will continue to increase in absolute dollars.

  Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions and travel costs. Sales and marketing expenses increased by $512,000 (73%) and $993,000 (79%) for the three and six month periods ended June 30, 1997, respectively, from the same periods of the prior year primarily due to the hiring of sales and marketing personnel and related expenses, higher sales commissions for increased revenues, increased participation in trade shows and higher professional services fees.

  General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by $484,000 (106%) and $781,000 (75%) for the three and six month periods ended June 30, 1997, respectively, from the same periods of the prior year primarily due to higher public company expenses, the hiring of general and administrative personnel and related expenses, higher professional services fees and higher facilities costs. During the second half of 1995, the Company recorded $297,000 of deferred stock compensation related to the difference between the exercise price of certain Common Stock options and the deemed fair value of the Common Stock on the date of grant. Amortization of deferred compensation expense of $19,000 and $37,000 is included in general and administrative expenses for the three and six month periods ended June 30, 1997, respectively.

  Interest income, net. Interest income, net consists primarily of interest expense associated with short-term borrowings and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by $190,000 and $366,000 for the three and six month periods ended June 30, 1997, respectively, from the same periods of the prior year primarily due to an increase in interest income earned on higher cash balances partially offset by interest expense on a short-term borrowing.

  Provision for Income Taxes. The Company's effective tax rate decreased to 32% from 36% for the three month periods ended June 30, 1997 and June 30, 1996, respectively, and decreased to 33% from 36% for the six month periods ended June 30, 1997 and June 30, 1996, respectively, primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations primarily through the private sale of equity securities and from cash generated from operations. As of June 30, 1997, the Company had cash and cash equivalents of $22.8 million and working capital of $25.1 million. Net cash used in operating activities was $396,000 for the six month period ended June 30, 1997 and was primarily due to reductions in accrued liabilities and an increase in accounts receivable partially offset by higher income and collections on accounts receivable from related parties.

  Net cash used in investing activities was $777,000 for the six month period ended June 30, 1997 and was primarily due to the purchase of equipment resulting from the Willows acquisition and an increase in capitalized software development costs.

  Net cash provided by financing activities was $329,000 for the six month period ended June 30, 1997 and was primarily due to proceeds from purchases of stock under the Employee Stock Purchase Plan and exercises of stock options under the 1995 Stock Option Plan.

  On October 25, 1996, the Company completed the initial offering of its Common Stock to the public ("IPO"). Pursuant to the IPO, the Company sold an aggregate of 1,250,000 shares of common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $7.8 million. The Company believes that the net proceeds from the sale of Common Stock, together with anticipated cash flows from operations and existing cash balances, will satisfy the Company's projected expenditures through 1997 for working capital and general corporate purposes, including an increase in the Company's internal product development, staffing in connection with new product introductions and other related product development expenditures. From time to time, in the ordinary course of business, the Company enters into strategic relationships with its customers or other participants in the PC industry. Such strategic relationships may include equity investments in the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Other than its relationships with Vobis Microcomputer AG and Advanced Micro Devices, Inc., the Company has no current commitments or agreements with respect to any strategic relationships, including any equity investments.

NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for the periods ending after December 15, 1997, including interim periods. The Company will adopt the standards in the year ending December 31, 1997. The cumulative effect of adopting SFAS No. 128 will not have a material impact on the condensed consolidated financial statements for the three and six month periods ended June 30, 1997 and 1996, respectively.

  In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purpose is required. SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997 and applicable to interim financial statements beginning the second year of application, along with comparative information for interim periods in the initial year of application.

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

  The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time to market and cost to develop PCs. A number of computer manufacturers, including IBM Corporation ("IBM") and Compaq Computer Corporation ("Compaq"), develop their own BIOS products to achieve compatibility with and integrate new technologies into their products. While the Company believes that price and time-to-market pressures will continue to foster a trend among its customers and potential customers to out-source system management software requirements to third parties, there can be no assurance that this trend will continue or will not reverse itself, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Concentration of Revenues from Desktop BIOS

  The Company depends on sales of desktop BIOS for a substantial majority of its revenues. The Company has not generated substantial revenues from the sale of other products to date, including sales of mobile PC products. If sales of the Company's desktop BIOS decline for any reason, the Company's business, financial condition and results of operations would be adversely affected unless the Company is able to replace those sales with increased sales of other products. Sales of desktop BIOS could decline for a number of reasons, including a shift in the market for PCs away from desktop PCs in favor of mobile PCs and a delay in expected new hardware and software technologies from Intel and Microsoft.

 Competition from System Management Software Companies and Other Participants, including Microsoft and Intel, in the PC Industry

  The markets for the Company's software are highly competitive. The Company faces competition primarily from other system management software companies, including American Megatrends, Inc., Phoenix Technologies Ltd. ("Phoenix Technologies") and SystemSoft Corporation ("SystemSoft"), as well as in-house software development staffs of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and greater brand name and technology leadership recognition than the Company. There can be no assurance that the Company will be able to develop software comparable or superior to software offered by its competitors. In addition, the PC market experiences intense price competition and the Company expects that, in order to remain competitive, it may have to decrease unit prices on some or all of its software products. Any such decrease would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that interdependencies may develop between system management software companies and their customers, which would need to be overcome in order to replace an entrenched competitor. While the Company believes that such entrenchment may benefit the Company in its existing relationships with key participants in the desktop PC market, customer entrenchment may make it more difficult for the Company to displace entrenched competitors or increase market presence, particularly in the mobile PC market, where competitors may already have strong relationships with certain mobile PC manufacturers. Intel has entered into formal agreements with, and has become a significant shareholder in, Phoenix Technologies and SystemSoft. In addition, SystemSoft has entered into agreements with Microsoft, IBM and Compaq to license its PC Card software.

  Operating system software vendors may in the future enter the Company's primary markets as direct competitors or incorporate enough features into their products so as to reduce the need for the Company's products. Microsoft includes basic PC Card software in its Windows 95 operating system and has announced the inclusion of full PC Card software support in its next generation Windows 98 and Windows NT operating systems. Microsoft's recently released Windows CE operating system includes Hardware Abstraction Layer (HAL) software that incorporates system management software features. As software developers provide greater functionality and features, user value and performance in their products that eliminate or reduce the need for the Company's system management software, the market for the Company's products could be materially diminished. In addition, chipset manufacturers, including Intel, may increase their presence in the motherboard manufacturing market, which may have an adverse effect on the Company's OEM customers. There can be no assurance that other participants in the PC industry will not develop products and solutions that reduce the demand or obviate the need for the Company's products.

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

  For the three and six month periods ended June 30, 1997, a related party accounted for approximately 4% and 6% of the Company's total revenues, respectively. The loss of any key customer or the inability of the Company to replace revenues provided by a key customer would have a material adverse effect on the Company's business, financial condition and results of operations. Revenues from the distribution of the Company's PC Card software accounted for 7% and 4% of the Company's total revenues in the three and six month periods ended June 30, 1997.

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

 Uncertain Acceptance in New and Developing Markets

  The Company's future success is dependent on customer acceptance of new products and penetration of markets outside the desktop PC market. There can be no assurance that the Company will be able to expand its products and technologies into the mobile PC, embedded device and network computing and Internet markets or that the Company will be able to increase its market presence in the desktop PC market. Expansion of the Company's software and technology into the mobile PC market will depend primarily on the Company's ability to replace entrenched competitors. Penetration of markets outside the desktop PC market, such as the embedded device market, will depend upon the development and availability of system management software providing the necessary functionality and customer acceptance of such new technology. There can be no assurance that the Company will be able to develop or obtain from third parties the necessary software and technology to penetrate these markets, or that, if such software and technology is developed by the Company or obtained from third parties through licensing, which may include payments of license fees or royalties in advance, the Company will be able to successfully distribute such products. There can be no assurance that such products will not be developed by others rendering the Company's products non-competitive or obsolete. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such new products, or that such products will achieve market acceptance. In addition, there can be no assurance that the introduction of Microsoft Windows CE into the embedded device and Internet appliance market will not have a material impact on the Company's new products for these markets.

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

  Future growth, if any, of the Company will require additional engineering, sales and marketing, and financial and administrative personnel to expand customer services and support and to expand operational and financial systems. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be adversely affected.

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

 International Operations; Currency Fluctuations; International Unrest

  The Company operates on a multinational basis, and a significant portion of its business is conducted in currencies other than the U.S. Dollar. As a result, the Company is subject to various risks, including exposure to currency fluctuations, greater difficulty in administering its global business, multiple regulatory requirements and other risks associated with international sales, such as import and export licenses, political and economic instability, overlapping or differing tax structures, trade restrictions, changes in tariff rates, different legal regimes, difficulty in protecting intellectual property, enforcing agreements and collecting accounts receivable. For both the three and six month periods ended June 30, 1997, approximately 40% and 3% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. The Company's revenues denominated in Japanese Yen were inmaterial during the three and six month periods ended June 30, 1997. While the impact of foreign exchange rate movements have not had a material impact on the Company's financial statements, there can be no assurance that fluctuation in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently engage in foreign currency hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company's business, financial condition or results of operations could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

  Award Software Hong Kong Limited, the company's wholly owned subsidiary, is incorporated under the laws of Hong Kong ("Award Hong Kong"). Substantially all of the Company's Asian desktop motherboard and OEM manufacturing and design facilities are operated through Award Hong Kong's branch office located in Taipei, Taiwan. These operations could be severely affected by national or regional political instability in China, including instability which may occur in connection with a change in leadership in China, change of control of Hong Kong from the United Kingdom to China, by evolving interpretation and enforcement of legal standards, by conflicts, embargoes, increased tensions or escalation of hostilities between China and Taiwan and by other trade customs and practices that are dissimilar to those in the United States. Interpretation and enforcement of China's laws and regulations continue to evolve and the Company expects that differences in interpretation and enforcement will continue in the foreseeable future.

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

 Shares Eligible for Future Sale

  Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. Certain shares of Common Stock held by existing shareholders are "restricted securities" as such term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Act") (the "Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 or Regulation S promulgated under the Act. Recently, the Securities and Exchange Commission enacted a new rule effective April 29, 1997 shortening the holding periods under Rule 144 to permit re-sales of limited amounts of Restricted Shares after one year and unlimited amounts of Restricted Shares by non-affiliates of the Company after two years. Further, the Company, all directors and executive officers and certain shareholders of the Company had agreed not to sell or otherwise dispose of any shares of Common Stock for a period of 180 days after October 24, 1996, which period expired April 23, 1997.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

    The following exhibits are filed herewith:

       Exhibit 10.24 Memorandum of Understanding By and Among Sun Corporation,
                     Axis Corporation and Award Software International, Inc.
       Exhibit 11.1  Computation of Net Income per Share.
       Exhibit 21.2  Subsidiaries of the Registrant.
       Exhibit 27    Financial Data Schedule.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated May 30, 1997 was filed on June 16, 1997. The Current Report on Form 8-K was filed pursuant to Item 2 of Form 8-K announcing the completion of the acquisition of Unicore by means of a merger with and into a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger and Reorganization, dated as of May 29, 1997, by and among the Company, its wholly owned subsidiary, Unicore and Pierre A. Narath. In addition, the Current Report on Form 8-K dated May 30, 1997 contained Exhibits required pursuant to Item 7 of Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AWARD SOFTWARE INTERNATIONAL, INC.

August 11, 1997                                   /s/ George C. Huang
                                          By: _______________________________
                                                      George C. Huang
                                             Chairman of the Board, President
                                                         and Chief
                                                     Executive Officer

August 11, 1997
                                                  /s/ Kevin J. Berry
                                          By: _______________________________
                                                      Kevin J. Berry
                                              Vice President, Finance, Chief
                                                    Financial Officer,
                                                  Treasurer and Secretary

                                 EXHIBIT INDEX


  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------
 Exhibit 10.24 Memorandum of Understanding By and Among Sun
                Corporation, Axis Corporation and Award Software
                International, Inc.
 Exhibit 11.1  Computation of Net Income per Share.
 Exhibit 21.2  Subsidiaries of the Registrant.
 Exhibit 27    Financial Data Schedule.