Form 10-Q
period 1997-09-30
AWARD SOFTWARE INTERNATIONAL INC
filed 1997-11-13
CIK 1013920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period
ended September 30, 1997                       Commission File Number 0- 28904

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

                                Yes X     No  __
                                    -


Registrant had 6,918,985 shares of Common Stock, no par value, outstanding at September 30, 1997.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                                     INDEX



                                                                    Page Number


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          a) Condensed Consolidated Balance Sheet as of September 30,
             1997 (Unaudited) and December 31, 1996                       3

          b) Condensed Consolidated Statement of Income for the three and nine months ended September 30, 1997 and 1996
             (Unaudited)                                                  4

          c) Condensed Consolidated Statement of Cash Flows for the
             nine months ended September 30, 1997 and 1996 (Unaudited)    5

          d) Notes to Condensed Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                               20



  Award Software International (R) and SMSAccess are trademarks of registrant.

PART   I.     FINANCIAL INFORMATION

ITEM  1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      AWARD SOFTWARE INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)



                                                          September 30,         December 31,
                                                               1997                 1996
                                                        ----------------      ---------------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $  21,843               $   23,248
   Accounts receivable, net                                  4,388                    2,068
   Receivables from related parties                            640                    1,197
   Other current assets                                      1,044                      598
                                                        ----------------      ---------------
             Total current assets                           27,915                   27,111

Property and equipment, net                                  1,210                      683
Other assets                                                 1,360                      616
                                                        ----------------      ---------------
                                                         $  30,485               $   28,410
                                                        ================      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $    254                $     215
   Accrued liabilities                                      2,332                    3,104
                                                        ----------------      ---------------
            Total current liabilities                       2,586                    3,319

Minority interest                                             168                        -
                                                        ----------------      ---------------
                                                            2,754                    3,319
                                                        ----------------      ---------------

Commitments
Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized;
     no par value; no shares issued or outstanding              -                        -
    Common stock, 40,000,000 shares authorized;
     no par value; 6,918,985 and 6,538,951 shares
     issued and outstanding                                21,620                   21,269
    Deferred stock compensation                              (124)                    (180)
    Retained earnings                                       6,660                    4,130
    Cumulative translation adjustment                        (425)                    (128)
                                                        ----------------      ---------------
            Total shareholders' equity                     27,731                   25,091
                                                        ----------------      ---------------
                                                         $ 30,485                $  28,410
                                                        ================      ===============

See accompanying notes to condensed consolidated financial statements.

                      AWARD SOFTWARE INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                      1997         1996       1997       1996
                                   ----------   ----------  --------   --------
Revenues:
     Software license fees         $   4,693     $  3,000   $ 13,017   $  8,049
     Engineering services                662           91      1,703        382
     Related parties                     248          304      1,112      1,118
                                   ----------   ----------  --------   --------
         Total revenues                5,603        3,395     15,832      9,549
                                   ----------   ----------  --------   --------
Cost of revenues:
     Software license fees               324          173        762        312
     Engineering services                184           58        481        115
     Related parties                      15           27         48        262
                                   ----------   ----------  --------   --------
         Total cost of revenues          523          258      1,291        689
                                   ----------   ----------  --------   --------

Gross profit                           5,080        3,137     14,541      8,860
                                   ----------   ----------  --------   --------
Operating expenses:
     Research and development          1,655        1,144      4,744      3,010
     Sales and marketing               1,226          707      3,477      1,965
     General and administrative          791          451      2,619      1,497
                                   ----------   ----------  --------   --------
          Total operating expenses     3,672        2,302     10,840      6,472

Income from operations                 1,408          835      3,701      2,388

Interest income, net                     264          114        801        284
Minority interest                         12            -         21          -
                                   ----------   ----------  --------   --------
Income before income taxes             1,684          949      4,523      2,672

Provision for income taxes               556          341      1,503        961
                                   ----------   ----------  --------   --------

Net income                         $   1,128     $    608   $  3,020   $  1,711
                                   ----------   ----------  --------   --------

Net income per share               $    0.15     $   0.10   $   0.39   $   0.28
                                   ==========   ==========  ========   ========
Weighted average number of
 common and common equivalent
 shares outstanding                    7,708        6,039      7,714      6,059
                                   ==========   ==========  ========   ========

    See accompanying notes to condensed consolidated financial statements.

                      AWARD SOFTWARE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1997                1996
                                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $3,020             $1,711
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                        542                160
        Deferred stock compensation                                           56                 56
        Minority interest                                                    168                  -
        Changes in assets and liabilities:
          Accounts receivable, net                                        (2,252)              (964)
          Receivables from related parties                                   460                 57
          Other current assets                                              (302)            (1,394)
          Other assets                                                      (296)               (17)
          Accounts payable                                                   (47)               496
          Accrued liabilities                                             (1,611)               310
                                                                  --------------       ------------

             Net cash provided by (used in) operating
               activities                                                   (262)               415
                                                                  --------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (857)              (480)
   Capitalized software development costs                                   (466)               (92)
                                                                  --------------       ------------

             Net cash used in investing activities                        (1,323)              (572)
                                                                  --------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock issuances                                  316              6,969
   Payments under bank loan                                                 (390)                 -
                                                                  --------------       ------------
              Net cash provided by (used in) financing
               activities                                                    (74)             6,969
                                                                  --------------       ------------

Effect of exchange rate changes on cash                                     (204)               (93)
                                                                  --------------       ------------

Net increase (decrease) in cash and cash equivalents                      (1,863)             6,719


Cash and cash equivalents at beginning of period                          23,706              6,498
                                                                  --------------       ------------

Cash and cash equivalents at end of period                               $21,843            $13,217
                                                                  ==============       ============

    See accompanying notes to condensed consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Award Software International, Inc. (the "Company") as of September 30, 1997 for the three and nine months ended September 30, 1997 and 1996 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Annual Report on Form 10-K filed by the Company on March 28, 1997.

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for periods ending after December 15, 1997, including interim periods. The Company is required to adopt the standard in annual financial statements for the year ending December 31, 1997. The following table presents the pro forma effect of adopting SFAS No. 128 and the three and nine month periods ended September 30, 1997 and 1996, respectively.



                                  Three months ended      Nine months ended
                                    September 30,            September 30,
                                   1997        1996         1997        1996
                                 ---------  ---------    ---------    ---------

Primary net income per share as
   reported                         0.15       0.10          0.39       0.28
Pro forma basic net income per
   share                            0.16       0.12          0.44       0.33
Pro forma diluted net income per
   share                            0.15       0.10          0.39       0.28


     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997 and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

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

     Award Software International, Inc. (the "Company") designs, develops and markets system management software for the global computing market. On May 30, 1997, the Company acquired all of the outstanding stock of Unicore Software, Inc. ("Unicore") through the merger of Unicore with and into a wholly owned subsidiary of the Company (the "Merger") pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of May 29, 1997, by and among the Company, its wholly owned subsidiary, Unicore and Pierre A. Narath ("Narath"). Unicore is engaged in the business of providing basic input/output software upgrades for personal computers and embedded systems. Pursuant to the terms of the Merger Agreement, the Company issued to Narath, the selling shareholder, 218,571 shares of the Company's common stock. The Merger is being treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is being accounted for as a pooling of interests. The terms of the Merger Agreement were determined through arms'-length negotiations between the Company and Unicore and Narath. In addition, Narath entered into an employment agreement with the Company pursuant to which Narath shall serve as a Vice President of the Company and President of Unicore, the Company's wholly owned subsidiary.

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

     The following is a discussion of the financial condition and results of operations of the Company as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Information and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K, and is qualified in its entirety by reference thereto.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                     Three months ended                        Nine months ended
                                                        September 30,                            September 30,
                                                    1997            1996                  1997              1996
                                                -------------   -------------       ---------------   --------------
 Revenues:
     Software license fees                                84 %             88 %                  82 %             84 %
     Engineering services                                  12               3                    11                4
     Related parties                                        4               9                     7               12
                                                -------------   -------------       ---------------   --------------
            Total revenues                                100             100                   100              100
                                                -------------   -------------       ---------------   --------------
Cost of revenues:
     Software license fees                                  6               5                     5                3
     Engineering services                                   3               2                     3                1
     Related parties                                        0               1                     0                3
                                                -------------   -------------       ---------------   --------------
            Total cost of revenues                          9               8                     8                7
                                                -------------   -------------       ---------------   --------------
Gross profit                                               91              92                    92               93

Operating expenses:
     Research and development                              30              34                    30               31
     Sales and marketing                                   22              21                    22               21
     General and administrative                            14              13                    17               16
                                                -------------   -------------       ---------------   --------------
            Total operating expenses                       66              68                    69               68
                                                -------------   -------------       ---------------   --------------

Income from operations                                     25              24                    23               25

Interest income, net                                        5               4                     5                3
Minority interest                                           0               -                     0                -
                                                -------------   -------------       ---------------   --------------
Income before income taxes                                 30              28                    28               28

Provision for income taxes                                 10              10                     9               10
                                                -------------   -------------       ---------------   --------------
Net income                                                 20 %            18 %                  19 %             18 %
                                                =============   =============       ===============   =============


COMPARISON OF THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     REVENUES. The Company's revenues consist of software license fees and engineering services revenues. Revenues increased by $2.2 million (65%) and $6.3 million (66%) for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year. Software license fees increased by $1.7 million (56%) and $5.0 million (62%) for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year primarily due to higher unit shipments to new and existing motherboard customers in Taiwan and the U.S. and embedded systems customers in the U.S., partially offset by a decrease in software license fees from a European customer. Engineering services revenues increased by $571,000 (628%) and $1.3 million (345%) for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year primarily due to higher engineering services revenues from customers in the U.S and Japan. Related parties revenues decreased by $56,000 (18%) and $5,000 (0%) for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year primarily due to lower volume of software license fees and engineering services.

     COST OF REVENUES. Cost of revenues consist primarily of the cost of materials and freight expenses associated with software license fees and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenues increased to 9% and 8% of revenues for the three and nine month periods ended September 30, 1997, respectively, as compared to 8% and 7%
of revenues for the same periods of the prior year.   The increase in cost of
revenues as a percent of revenues for the three and nine month periods ended September 30, 1997 was primarily due to higher cost of software license fees and cost of engineering services revenues, mainly due to higher engineering salary and related costs, partially offset by a decrease in cost of software license fees and cost of engineering services revenues from a related party product development effort.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses increased by $510,000 (45%) and $1.7 million (58%) for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year primarily due to the hiring of engineering personnel and related expenses to develop new software products and a one-time charge of $289,000 for in-process research and development as a result of the Willows acquisition. The Company anticipates that it will continue to devote substantial resources to product research and development and that such expenses will continue to increase in absolute dollars.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions and travel costs. Sales and marketing expenses increased by $519,000 (73%) and $1.5 million (77%) for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year primarily due to the hiring of sales and marketing personnel and related expenses, higher sales commissions for increased revenues, increased participation in trade shows and higher professional services fees.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by $340,000 (75%) and $1.1 million (75%) for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year primarily due to higher public company expenses, the hiring of general and administrative personnel and related expenses, higher professional services fees and higher facilities costs.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest expense associated with short-term borrowings and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by $150,000 and $517,000 for the three and nine month periods ended September 30, 1997, respectively, from the same periods of the prior year primarily due to an increase in interest income earned on higher cash balances partially offset by interest expense on a short-term borrowing.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to 33% from 36% for the three month periods ended September 30, 1997 and September 30, 1996, respectively, and decreased to 33% from 36% for the nine month periods ended September 30, 1997 and September 30, 1996, respectively, primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the private sale of equity securities and from cash generated from operations. As of September 30, 1997, the Company had cash and cash equivalents of $21.8 million and working capital of $25.3 million. Net cash used in operating activities was $262,000 for the nine month period ended September 30, 1997 and was primarily due to reductions in accrued liabilities and an increase in accounts receivable partially offset by higher income and collections on receivables from related parties.

     Net cash used in investing activities was $1.3 million for the nine month period ended September 30, 1997 and was primarily due to the Company's purchase of computer hardware and software equipment, the purchase of equipment resulting from the Willows acquisition and an increase in capitalized software development costs.

     Net cash used in financing activities was $74,000 for the nine month period ended September 30, 1997 and was primarily due to the repayment of a loan to Lawrence Savings Bank (the "Bank") entered into between the Bank and Unicore partially offset by proceeds from purchases of stock under the Employee Stock Purchase Plan and exercises of stock options under the 1995 Stock Option Plan.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes APB No. 15 and is effective for periods ending after December 15, 1997, including interim periods. The Company is required to adopt the standard in annual financial statements for the year ending December 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997 and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.


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

  Operating system software vendors may in the future enter the Company's primary markets as direct competitors or incorporate enough features into their products so as to reduce the need for the Company's products. Microsoft includes basic PC Card software in its Windows 95 operating system and has announced the inclusion of full PC Card software support in its next generation Windows 98 and Windows NT operating systems. Microsoft's recently released Windows CE 2.0 operating system includes Hardware Abstraction Layer (HAL) software that incorporates system management software features and some PC Card capabilities. As software developers provide greater functionality and features, user value and performance in their products that eliminate or reduce the need for the Company's system management software, the market for the Company's products could be materially diminished. In addition, chipset manufacturers, including Intel, may increase their presence in the motherboard manufacturing market, which may have an adverse effect on the Company's OEM customers. There can be no assurance that other participants in the PC industry will not develop products and solutions that reduce the demand or obviate the need for the Company's products.

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

  For the three and nine month periods ended September 30, 1997, a related party accounted for approximately 4% and 7% of the Company's total revenues, respectively. The loss of any key customer or the inability of the Company to replace revenues provided by a key customer would have a material adverse effect on the Company's business, financial condition and results of operations. Revenues from the distribution of the Company's PC Card software accounted for 2% and 3% of the Company's total revenues in the three and nine month periods ended September 30, 1997.

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

VARIATIONS IN OPERATING RESULTS

  The revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. Future results of operations may fluctuate significantly based upon numerous factors including the demand for PCs and embedded devices, the timing of new product introductions, product mix, volume and timing of customer orders, activities of competitors and the ability of the Company to penetrate new markets. The volume and timing of new contracts and delays in the achievement of milestones could have a significant impact on operating results for a particular quarter. In addition, the delay of Windows 98 by Microsoft could slow the growth of the PC market until such time as that product is released.

DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN KEY TECHNICAL
EMPLOYEES

  The Company's success to date has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees, particularly George C. Huang, the Company's Chairman of the Board, President and Chief Executive Officer, and Lyon T. Lin, General Manager, Taiwan and President, Award Software Hong Kong Limited, Taiwan Branch, could have a material adverse effect on the Company's business, financial condition and results of operations. Except for two employees in the U.S. and all employees in Germany, none of the Company's employees is party to an employment agreement with the Company. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Moreover, because the development of the Company's software requires knowledge of computer hardware, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS; INTERNATIONAL UNREST

  The Company operates on a multinational basis, and a significant portion of its business is conducted in currencies other than the U.S. Dollar. As a result, the Company is subject to various risks, including exposure to currency fluctuations, greater difficulty in administering its global business, multiple regulatory requirements and other risks associated with international sales, such as import and export licenses, political and economic instability, overlapping or differing tax structures, trade restrictions, changes in tariff rates, different legal regimes, difficulty in protecting intellectual property, enforcing agreements and collecting accounts receivable. For the three and nine month periods ended September 30, 1997, approximately 36% and 38% of the Company's revenues were denominated in New Taiwan Dollars, respectively, and approximately 4% and 3% of the Company's revenues were denominated in German Marks, respectively. The Company's revenues denominated in Japanese Yen were inmaterial during the three and nine month periods ended September 30, 1997. While the impact of foreign exchange rate movements have not had a material impact on the Company's financial statements, there can be no assurance that fluctuation in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently engage in foreign currency hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company's business, financial condition or results of operations could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. In particular, the recent currency devaluations in South East Asia and the general downturn of the economies of that region could materially adversely affect the Company's business, financial condition or results of operations. As a result of such economic instability, Dataquest, Inc. has revised downward its forecasts of demand for PCs in the region. Any such reduction in demand for PCs would adversely affect the Company's business, financial condition or results of operation. See "Dependence Upon the Underlying PC Industry; Dependence on Current PC Industry Standards."

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

              (a)  Exhibits

                   The following exhibits are filed herewith:

                        Exhibit 11.1     Computation of Net Income per Share.

                        Exhibit 21.2     Subsidiaries of the Registrant.

                        Exhibit 27       Financial Data Schedule.


              (b)  Reports on Form 8-K

                   A Form 8-K/A was filed on October 14, 1997 and September 17,
              1997 solely for the purpose of amending Exhibit 2.1 to the Form 8-K Current Report dated May 30, 1997 and filed on June 16, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AWARD SOFTWARE INTERNATIONAL, INC.


November 13, 1997                    By:  /s/ George C. Huang
                                          -------------------
                                     George C. Huang
                                     Chairman of the Board, President and Chief
                                     Executive Officer

November 13, 1997                    By:  /s/ Kevin J. Berry
                                     ------------------
                                     Kevin J. Berry
                                     Vice President, Finance, Chief Financial
                                     Officer, Treasurer and Secretary

                                 EXHIBIT INDEX


Exhibit No.                Description


Exhibit 11.1       Computation of Net Income per Share.

Exhibit 21.2       Subsidiaries of the Registrant.

Exhibit 27         Financial Data Schedule.