Form 10-K
period 1997-12-31
AWARD SOFTWARE INTERNATIONAL INC
filed 1998-03-31
CIK 1013920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                              Washington, DC 20549

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____


                         Commission File Number 0-28904

                       AWARD SOFTWARE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          California                                                              94-2893462
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

        777 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA 94043-4023
          (Address of principal executive offices, including zip code)

                                 (650) 237-6800
              (Registrant's telephone number, including area code)

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

                               YES  X     NO
                                  ----       ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

  Based on the closing sale price of $10.50 on March 17, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $42,880,551.

  On March 17, 1998, there were outstanding 6,963,862 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III--Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held June 4, 1998, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated herein.

                               TABLE OF CONTENTS



                                                                                                  Page
                                                                                                  -----
Part I...........................................................................................     3

  Item 1          Business.......................................................................     3
  Item 2          Properties.....................................................................    18
  Item 3          Legal Proceedings..............................................................    19
  Item 4          Submission of Matters to a Vote of Security Holders............................    19

PART II..........................................................................................    20

  Item 5          Market for the Registrant's Common Stock and Related Stock Matters.............    20
  Item 6          Selected Financial Data........................................................    21
  Item 7          Management's Discussion and Analysis of Financial Condition and Results of.....    22
                  Operations
  Item 8          Financial Statements and Supplementary Data....................................    29
  Item 9          Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.....................................................................    45

PART III.........................................................................................    46

  Item 10         Directors and Executive Officers of the Registrant.............................    46
  Item 11         Executive Compensation.........................................................    46
  Item 12         Security Ownership of Certain Beneficial Owners and Management.................    46
  Item 13         Certain Relationships and Related Transactions.................................    46

PART IV..........................................................................................    47

  Item 14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............    47

                              PART I

Item 1.   Business

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business --Business Risks" and elsewhere in this Form 10-K and in other documents on file with the Securities and Exchange Commission.

GENERAL

  Award Software International, Inc. ("Award," the "Company" or the "Registrant"), designs, develops and markets system enabling and management software for the global computing market. System enabling and management software is one of the fundamental layers in any microprocessor-based system (including personal computers) architecture and provides an essential interface between the system's operating system software and hardware. The Company's principal system enabling and management software products include a suite of Basic Input/Output System software ("BIOS"). Award's customers include designers and manufacturers of motherboards, personal computer ("PC") systems and other microprocessor-based (or "embedded") devices. The Company believes that its products and engineering services enable customers to rapidly develop new motherboard designs for state-of-the-art computer systems. The Company markets and licenses its products and services worldwide and has established itself as a leading provider of desktop system management software in Asia, which accounts for over 60% of worldwide desktop motherboard production.

  The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. Award's desktop BIOS products enable a PC to support a number of key advanced technologies, including Plug and Play, Peripheral Component Interconnect ("PCI"), Desktop Management Interface ("DMI"), Universal Serial Bus ("USB") and Advanced Configuration and Power Interface ("ACPI"). The Company is currently developing further enhancements to its BIOS, including support for emerging standards such as IEEE-1394 and Intelligent I/O ("I2O"). IEEE-1394 is a high-speed data interface for PCs, peripherals and consumer electronic products. I2O is an intelligent input and output subsystem used primarily with data storage devices. The Company also provides BIOS upgrades to end-users of desktop PCs who wish to extend the life of their systems without replacing them entirely. In addition to the Company's proprietary suite of system enabling and management software products, Award offers PC Card software that enables PCs and other electronic devices to recognize, install, configure and operate peripheral devices, such as network and modem cards.

  The Company has recently embarked on a program to provide the leading PC
technologies to manufacturers of embedded devices.   Supporting systems using
real time operating systems ("RTOS"), for example, the Company's products provide PC bus connectivity, PC software compatibility and PC hardware enabling. Certain vertical markets within the embedded systems arena, such as Internet appliance manufacturers, are also targeted with industry specific solutions.

  The Company currently licenses its products to more than 200 customers worldwide, including Compaq Computer Corporation ("Compaq"), LG Electronics Inc. ("LG Electronics), Micron Electronics, Inc. ("Micron"), Motorola, Inc. ("Motorola"), NEC Corporation ("NEC") and Packard Bell. In response to its customers' need to develop and integrate new technologies rapidly, the Company has developed its business with a particular emphasis on providing local engineering service and support in each of its major target regions: Asia (primarily Taiwan), North America and Europe.

  Award Software International(R), Award Software(TM), Award(TM), APIAccess(TM), AwardBIOS(TM), CardWare(R), MR BIOS(R), PC DIAG(R), POSTcard(R), SMSAccess(R), Unicore(R), USBAccess(TM) and WWWAccess(TM) are either pending trademark approval or are trademarks of the Company.

INDUSTRY BACKGROUND

  PC systems consist of four layers: the hardware, the BIOS, the operating system and the application software. The computer's primary hardware component, the motherboard, is connected to peripheral hardware devices, such as a keyboard, hard disk drive and mouse. The BIOS is stored in a non volatile memory chip on the motherboard while the operating system and application software are stored on the hard disk drive. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components and initiates the operating system. After the BIOS completes the start up or "booting" of the system, it serves as the interface between the computer hardware and the operating system. By acting as the bridge between the operating system and the computer hardware, the BIOS makes it possible to develop hardware and software independently. As a result, the pace of innovation for hardware products in the PC industry, where the typical life cycle of a hardware design is six to twelve months, has not been constrained by the slower pace of operating system development, where generational advances can take several years to develop.

  Enhanced BIOS and other system management software have been developed to support implementation of new industry standards and technologies, such as Plug and Play, PC Card, DMI, "hot-docking" and ACPI. Improved versions of BIOS are currently being developed to support IEEE-1394 and the latest PC industry standards. Many of these new technologies will play an important part in the development of PCs and embedded devices for the Internet and other network computing environments.

  Several important trends are currently affecting the system management software industry:

  Outsourcing of System Management Software Development.   The rapid pace of
technological innovation in recent years has required system makers to adapt to short production cycles and operate in an environment of continuous innovation. As PC and motherboard designers and manufacturers continuously improve their hardware products, they must ensure the compatibility of these new designs with existing operating systems through a customized BIOS. While some PC and motherboard manufacturers develop system management software internally, increasingly complex technology, demand for compatibility with industry standards and competitive market pressures are driving many manufacturers to rely on dedicated system management software providers. These manufacturers demand high levels of support at all stages of product development, making it necessary for system management software vendors to provide effective localized engineering support during the production process.

  Outsourcing of Motherboard Production.   Competitive pressures in the PC
market, including sub-$1,000 PCs ("Segment Zero"), have also caused system manufacturers to outsource PC motherboard production to reduce cost and stay current with advancing technologies. Manufacturers in Taiwan have taken advantage of this trend to become significant participants in the world desktop system and motherboard production market. Further, their role has expanded to include design decisions, such as the selection of the BIOS and other system management software. To rapidly integrate new motherboard designs into the overall PC system, these manufacturers require locally based system management software engineering resources.

  Rapid Growth of the Embedded Device Market. Embedded devices perform a single or limited number of tasks for a dedicated purpose. These devices require advanced capabilities for data analysis, communication, control and ease-of-use and depend upon highly customized system management software solutions to ensure performance, reliability and functionality. Two distinct trends are emerging in the embedded systems market. First, traditional PC architecture, which is based on the x86 design, is being adopted for use in the embedded computer market. The implementation of x86 architecture permits the development of open systems that can employ standard software, development tools and peripheral hardware
products.   Second, new generations of high-performance, low-cost Reduced
Instruction Set Computing ("RISC")-based processors are fostering the invention of new types of devices and the miniaturization of existing products such as Internet telephones and personal communicators. To minimize time to market, these classes of designs are relying more and more on technologies and standards emanating from the PC industry.

  Need to Reduce Total Cost of Ownership ("TCO").   As PC use by less
technically sophisticated home and business users has grown, PC system manufacturers have been searching for cost-effective solutions to reduce TCO. Today's computing environment potentially provides system manufacturers with the ability to access the hardware and operating systems to ascertain the problems of the user and to make repairs. Additionally, manufacturers of embedded systems are searching for cost-effective ways to maintain and support their products, which are broadly distributed and sometimes installed in remote locations that cannot be directly accessed by support personnel. To address this opportunity, providers of system management software are beginning to work closely with system manufacturers to develop products with remote access, diagnostic and repair capabilities. Management Information System ("MIS") organizations and individuals are seeking ways to prolong the useful life of PCs that have enough computing power for daily usage, but are no longer compatible with hardware technologies introduced after the PCs were manufactured.

AWARD STRATEGY

  The Company's objective is to become the leading designer, developer and marketer of system enabling and management software by providing innovative solutions to the desktop PC, mobile PC and embedded device markets. The Company's strategy includes the following key elements:

  Build on Desktop Leadership in Asia.   Award is currently a leading provider
of system management software to the Asian desktop motherboard market and will attempt to increase market share in this important region. The Company believes that PC manufacturers worldwide increasingly outsource PC design decisions, including the selection of system management software and solutions used to reduce TCO, to the OEMs and original design manufacturers in Taiwan that form the core of the Company's client base. Award further believes its long-standing focus on Asia positions it to take advantage of this market growth, and the Company plans to maintain a high level of engineering and management resources
in this region.   See "Business --Business Risks, International Operations;
Currency Fluctuations; International Unrest."

  Leverage Existing Customer Relationships and Desktop PC Expertise to Pursue
the Mobile Market.   The Company believes that it can leverage its desktop
system management software expertise to design and develop products for the mobile PC. To complement its mobile BIOS products, the Company also offers system management software to support the PC Card standard, which is broadly implemented in the mobile PC market. The Company believes that the leading Taiwanese desktop system and motherboard manufacturers, many of which are Award customers, will enter the mobile PC market and provide the Company with opportunities to license its mobile BIOS products. In addition, the Company has established a full-service joint venture subsidiary operation in Yokohama, Japan to market, customize and support system management software to the mobile PC manufacturers in Japan, which are significant participants in the mobile PC market.

  Provide the Embedded Systems Marketplace with Innovative Products based on The Company's PC Industry Core Competencies. With the increasing uniformity of the PC industry, where products generally must be Intel- and Microsoft- compatible, software developers and peripherals manufacturers can design products with very large and instantaneous markets. Designers of embedded systems cannot benefit from this broad product availability, given the traditional embedded system's incompatibility with Microsoft Corp. ("Microsoft") Windows and Intel Corporation ("Intel") products. Award's strategy is to bridge the two environments by leveraging its PC expertise and making PC technologies available on embedded and real-time systems. In 1997, the Company released several products based on PC technology and geared toward the embedded systems market. The Company's USBAccess provides embedded system connectivity to USB devices. WWWAccess, which includes web browser technology licensed from third parties, provides embedded devices -- including intelligent terminals, set-top boxes and telephones -- with Internet capabilities. APIAccess enables developers of embedded systems to develop application software using PC development tools and paradigms, including the Win32(R) application program interface standard.

  Provide Localized Customer Service in Key Markets.   The Company provides
responsive and competitive system management software engineering and support by maintaining engineering, marketing and sales staff in the four key PC design centers around the world: Taiwan, the U.S., Germany and Japan. For many of its customers, Award serves as an important source of research and development, providing customized solutions within the tight timeframes required in the competitive motherboard market. In addition, the Company's local service centers allow it to act as an important conduit between the technology centers in the U.S. and key PC design centers. Easy accessibility, frequent communication and localized interaction are crucial to the selection and implementation of Award system enabling and management software. The Company believes that its emphasis on local service enables it to perform high-quality, reliable and timely engineering and support services and provides it with a competitive advantage.

BUSINESS RISKS

Dependence on the Underlying PC Industry; Dependence on Current PC Industry Standards

  The demand for the Company's system management software depends principally on
(i) PC manufacturers and other customers licensing the Company's software rather than developing their own system management software, (ii) market acceptance of the products incorporating the Company's software sold by the Company's original equipment manufacturer ("OEM") customers, (iii) the emergence of new PC technologies that require system management software solutions to provide functionality, user value and performance, and (iv) the technological competence of the Company's core products. Sales of PCs fluctuate substantially from time to time based on numerous factors, including general economic conditions in the markets for the Company's customers' products, new hardware and software product introductions, demand for new applications, shortages of key components and seasonality. Further, the markets in the PC industry are extremely competitive and characterized by rapid and frequent price reductions.

  The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time to market and total cost of ownership. A number of computer manufacturers, including IBM Corporation ("IBM") and Compaq, develop some of their own BIOS products to achieve compatibility with and integrate new technologies into their products. While the Company believes that price and time-to-market pressures will continue to foster a trend among its customers and potential customers to out-source system management software requirements to third parties, there can be no assurance that this trend will continue or will not reverse itself, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Industry Background" and "--Award Strategy."

  The Company's software to date has been primarily based on central processing units ("CPUs") designed by or compatible with those of Intel and operating system software designed by Microsoft. If the market for Intel and Intel-compatible CPUs with x86 architecture is materially diminished or if another CPU, such as Motorola's PowerPC, achieves a high degree of success, demand for the Company's current software would be reduced. In addition, most of the Company's software has been installed on computers using Microsoft's MS/DOS or Windows operating systems. If Microsoft's operating systems cease to be the dominant operating systems for the PC industry, or if PC manufacturers use other operating systems, which are not compatible with MS/DOS or Windows, the Company could experience increased product development costs and/or diminished revenues.

Concentration of Revenues from Desktop BIOS

  The Company depends on sales of desktop BIOS for a substantial majority of its revenues. The Company has not generated substantial revenues from the sale of other products to date, including sales of mobile PC products. If sales of the Company's desktop BIOS decline for any reason, or if the average price of desktop BIOS declines as the trend toward "Segment Zero" continues, the Company's business, financial condition and results of operations would be adversely affected unless the Company is able to replace those sales with increased sales of other products. Sales of desktop BIOS could decline for a number of reasons, including a shift in the market for PCs away from desktop PCs in favor of mobile PCs and a delay in expected new hardware and software technologies from Intel and Microsoft.

Competition from System Management Software Companies and Other Participants, including Microsoft and Intel, in the PC Industry

  The markets for the Company's software are highly competitive. The Company faces competition primarily from other system management software companies, including American Megatrends, Inc. ("AMI"), Phoenix Technologies Ltd. ("Phoenix Technologies") and SystemSoft Corporation ("SystemSoft"), as well as in-house software development staffs of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and greater brand name and technology leadership recognition than the Company. There can be no assurance that the Company will be able to develop software comparable or superior to software offered by its competitors. In addition, the PC market experiences intense price competition and the Company expects that, to remain competitive, it may have to decrease unit prices on some or all of its software products. Any such decrease would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that interdependencies may develop between system management software companies and their customers, which would need to be overcome to replace an entrenched competitor. While the Company believes that such entrenchment may benefit the Company in its existing relationships with key participants in the desktop PC market, customer entrenchment may make it more difficult for the Company to displace entrenched competitors or increase market presence, particularly in the mobile PC market, where competitors may already have strong relationships with certain mobile PC manufacturers. Intel has entered into formal agreements with, and has become a significant shareholder in, Phoenix Technologies and SystemSoft. In addition, SystemSoft has entered into agreements with Microsoft, IBM and Compaq to license its PC Card software.

  Operating system software vendors may in the future enter the Company's primary markets as direct competitors or may incorporate enough features into their products to reduce the need for the Company's products. Microsoft includes basic PC Card software in its Windows 95 operating system and announced the inclusion of full PC Card software support in its next generation Windows 98 and Windows NT 5.0 operating systems. Microsoft's recently released Windows CE 2.0 operating system includes embedded toolkit software that incorporates system management software features and some PC Card capabilities. As software developers provide greater functionality and features, user value and performance in their products that eliminate or reduce the need for the Company's system management software, the market for the Company's products could be materially diminished. In addition, chipset manufacturers, including Intel, may increase their presence in the motherboard manufacturing market, which may have an adverse effect on the Company's OEM customers. There can be no assurance that other participants in the PC industry will not develop products and solutions that reduce the demand or obviate the need for the Company's products. See "Business --Competition."

Ability to Respond to Rapid Technological Change

  The market for system management software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The general trend in the PC industry is toward shorter product life cycles, resulting in rapid product and technology obsolescence. The life cycle of the Company's products is highly dependent on the life cycles of the products sold by its customers, who are primarily in the desktop PC industry. Although the Company's core products, specifically, the desktop and embedded device BIOS, PC Card software and embedded system enabling products, may have a life cycle as long as several years, specific customized adaptations of the Company's core products are generally expected to have a life cycle of six months to one year. The Company's future success will depend on its ability to enhance its core software and to develop and introduce new software that keeps pace with technological developments and evolving industry standards, as well as its ability to respond to its customers' and end-users' demand for greater features and functionality. The Company is currently developing certain technologies that it will need to remain competitive. There can be no assurance that the Company will be successful in developing such enhancements or new software, or, even if successful, that it will not experience delays in achieving such developments. Any failure or delay by the Company to develop such enhancements or new software or the failure of its software to achieve market acceptance would adversely affect the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render the Company's software or technologies non-competitive or obsolete. See "Business --Industry Background" and "--Product Development."

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

Uncertain Acceptance in New and Developing Markets

  The Company's future success is dependent on customer acceptance of new products and penetration of markets outside the desktop PC market. There can be no assurance that the Company will be able to expand its products and technologies into the mobile PC, embedded device and network computing and Internet markets or that the Company will be able to increase its market presence in the desktop PC market. Expansion of the Company's software and technology into the mobile PC market will depend primarily on the Company's ability to replace entrenched competitors. Penetration of markets outside the desktop PC market, such as the embedded device market, will depend upon the development and availability of system management software providing the necessary functionality and customer acceptance of such new technology. There can be no assurance that the Company will be able to develop or obtain from third parties the necessary software and technology to penetrate these markets, or that, if such software and technology are developed by the Company or obtained from third parties through licensing, which may include payments of license fees or royalties in advance, the Company will be able to successfully distribute such products. There can be no assurance that such products will not be developed by others, rendering the Company's products non-competitive or obsolete. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such new products, or that such products will achieve market acceptance. In addition, there can be no assurance that the introduction of Microsoft Windows CE into the embedded device and Internet appliance market will not have a material impact on the Company's new products for these markets.

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

  Certain of the markets for the Company's existing and future products, such as the Internet and private internet protocol networks ("Intranet"), have only recently begun to develop and are rapidly evolving. Demand and market acceptance for recently introduced or developing products are subject to a high level of uncertainty and risk. Critical issues concerning the commercial use of the Internet remain unresolved and could adversely affect the growth of Internet use. There can be no assurance that commerce and communication over the Internet or Intranet will become widespread, or that the Company's planned products addressing the Internet and Intranet markets will become widely accepted. Because these markets for the Company's existing and developing products are new and rapidly emerging, it is difficult to predict the future growth rate, if any, and size of these markets. There can be no assurance that such markets for the Company's existing and developing products and technology will develop or that such products will be accepted. If these markets fail to develop, develop more slowly than anticipated or become saturated with competitors, or if the Company's products do not obtain customer acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business --Award Strategy.

Fluctuations In Quarterly Operating Results; Seasonality

  The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company's revenues are affected by a number of factors, including the demand for PCs and embedded devices, timing of new product introductions, product mix, volume and timing of customer orders, activities of competitors and the ability of the Company to penetrate new markets. The Company's business is seasonal with revenues generally increasing in the fourth quarter as the result of increased PC shipments during the holiday season. Consequently, during the three quarters ending in March, June and September, the Company has historically not been as profitable as in the quarter ending in December. In addition, the Company's profits have historically decreased in the first quarter of each year as compared with the fourth quarter of the previous year. The

Company generally ships orders as they are received and, as a result, has little or no backlog. Quarterly revenues and results of operations therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Because the Company's staffing and other operating expenses are based on anticipated revenues, delays in the receipt of orders can cause significant variations in results of operations from quarter to quarter. The Company also may choose to reduce prices, increase spending in response to competition or pursue new market opportunities, each of which decisions may adversely affect the Company's business, financial condition and results of operations. Therefore, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

Variations in Operating Results

  The revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. Future results of operations may fluctuate significantly based on numerous factors including the demand for PCs and embedded devices, the timing of new product introductions, product mix, volume and timing of customer orders, activities of competitors and the ability of the Company to penetrate new markets. The volume and timing of new contracts and delays in the achievement of milestones could have a significant impact on operating results for a particular quarter. In addition, the delay of Windows 98 by Microsoft could slow the growth of the PC market until such time as that product is released.

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

Management of Growth

  The growth of the Company's business and, in particular, the Company's customer base, has placed, and is expected to continue to place, a strain on the Company's management systems and resources. The Company's ability to compete effectively and manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, and to expand, train and manage its work force. There can be no assurance that the Company will be able to do so successfully, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's success will depend to a significant degree on the ability of its executive officers and other members of its senior management, none of whom has any prior experience managing public companies in their current roles, to manage future growth, if any.

International Operations; Currency Fluctuations; International Unrest

  The Company operates on a multinational basis, and a significant portion of its business is conducted in currencies other than the U.S. Dollar. As a result, the Company is subject to various risks, including exposure to currency fluctuations, greater difficulty in administering its global business, multiple regulatory requirements and other risks associated with international sales, such as import and export licenses, political and economic instability, overlapping or differing tax structures, trade restrictions, changes in tariff rates, different legal regimes, difficulty in protecting intellectual property, enforcing agreements and collecting accounts receivable. During the year ended December 31, 1997, approximately 41% and 3% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. The Company's revenues denominated in Japanese Yen were immaterial during the year ended December 31, 1997. While the impact of foreign exchange rate movements have not had a material impact on the Company's financial statements, there can be no assurance that fluctuation in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently engage in foreign currency hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations.

  The Company operates in Taiwan, Hong Kong, Japan, and Germany. Its business, financial condition or results of operations could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. In particular, the recent currency devaluations in South East Asia and the general downturn of the economies in Asia, including Japan, could materially adversely affect the Company's business, financial condition or results of operations. As a result of such economic instability, Dataquest, Inc., has revised downward its forecasts of demand for PCs in the region. Any such reduction in demand for PCs would adversely affect the Company's business, financial condition or results of operation. See "Dependence on the Underlying PC Industry; Dependence on Current PC Industry Standards."

  Award Software Hong Kong Limited, the company's wholly owned subsidiary, is incorporated under the laws of Hong Kong ("Award Hong Kong"). Substantially all of the Company's Asian desktop motherboard and OEM development and design facilities are operated through Award Hong Kong's branch office located in Taipei, Taiwan. These operations could be severely affected by national or regional political instability in China, including instability which may occur in connection with a change in leadership in China, change of control of Hong Kong from the United Kingdom to China, by evolving interpretation and enforcement of legal standards, by conflicts, embargoes, increased tensions or escalation of hostilities between China and Taiwan and by other trade customs and practices that are dissimilar to those in the United States. Interpretation and enforcement of China's laws and regulations continue to evolve and the Company expects that differences in interpretation and enforcement will continue in the foreseeable future.

Intellectual Property and Proprietary Rights

  The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards all of its software as proprietary and attempts to protect it with a combination of patents, copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions and the protection of copyright laws, it may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company currently holds a patent in the U.S. for one invention and a patent abroad for one invention which is jointly owned with a third party. The
Company has patent applications pending in the U.S. and/or abroad on seven inventions, two of which are owned jointly with a third party. However, the Company does not generally rely on patents to protect its products. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign jurisdictions, including Taiwan, do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate.

  Significant and protracted litigation may be necessary to protect the Company's intellectual property to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, in the past there have been allegations that certain portions of the Company's core BIOS infringed on a third party's copyrights. In response, the Company rewrote certain software routines in a "clean room" procedure and upgraded its customers to the new version of such software routines to avoid any further allegations of infringement. The Company believes that its software does not presently infringe the copyrights of any third parties. However, there can be no assurance that other parties will not make allegations of infringement in the future. Such assertions could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. Although the Company has been able to acquire licenses from third parties in the past, there can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company in the event such assertions are made in the future.

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

PRODUCTS--SYSTEM MANAGEMENT AND ENABLING SOFTWARE

Personal Computer Software Products

Award System BIOS

  The Company's Award System BIOS, or AwardBIOS, consists of core software code that can be combined with additional software modules to add specific functions and features, including Plug and Play, PCI, APM, USB and DMI. The Company integrates the core software code with some or all of these software modules to create a product that meets the needs of its three principal markets: desktop PCs, embedded devices and mobile PCs. To date, the majority of the Company's software license fees have been derived from sales in the desktop PC market.

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

  . DMI is an industry standard that allows the desktop configuration data to be easily accessed locally or over a network. This software is capable of detecting and storing configuration information from devices and systems that comply with the industry standard Desktop Management Task Force specification.

  . USB is a new Plug and Play interface designed to provide an easy connection of slow- and medium-speed peripherals to a PC by supplying a uniform connector to make installing a peripheral as simple as plugging in a telephone.

  Mobile PC BIOS is a customized BIOS solution for use in notebook and other portable PCs. It integrates the core software code with modules that support Plug and Play, PCI, APM, DMI and USB. In addition, this new product supports the hardware associated with mobile PCs, such as chipsets and keyboard controllers, as well as other advanced technologies. For example, "hot docking" allows users to connect to and disconnect from their mobile PCs to desktop docking stations without turning off their machines. The Company has also developed smart battery support that ensures compatibility and monitors diagnostic information for the advanced batteries found in mobile PCs.

Remote Management Software

  Award Preboot Manager, and its companion product, Award Preboot Agent, is a patent-pending solution developed by the Company that allows technical support personnel to remotely access a disabled PC via a modem or network connection. The Company believes that this software is unique because it operates without a functioning hard drive or operating system and thus can solve a number of system problems. Award Preboot Manager allows an expert system or technical support person to run BIOS setup, see error messages, download files and download diagnostic software. Consequently, PC manufacturers will be able to efficiently diagnose and potentially repair systems without the usual user telephone relay or site visit. The Award Preboot Manager and Award Preboot Agent solution benefits PC system manufacturers as well as third-party service providers because it can reduce both the time and cost expended to diagnose and repair the system.

PC Card Software

  The Personal Computer Memory Card International Association ("PCMCIA") was formed to enact standards for credit card size computer memory and peripheral add-on products called PC Cards. Award supplies software to enable PCs and other electronic devices to recognize, install, configure and operate peripheral devices that comply with PCMCIA standards. Award's PC Card software, CardWare, provides a number of benefits over traditional PC Card software, including the efficient use of system memory, greater portability, ease of maintenance and a more modular design.

BIOS Upgrade Solutions

  Computers manufactured a few years ago often have enough computing power to meet the users' needs, but may lack support for certain technologies, such as large, removable media, which did not exist when the PC was built. Award provides BIOS upgrades for PCs based on the Company's and its competitors' BIOS, allowing the end-users to extend the useful life of their PC systems.

PC Diagnostics Software

  With the mounting complexity of today's PCs, the ability to distinguish between user mistakes ("operator errors") and actual system failures becomes more important. The Company's PC DIAG and POSTcard offer standalone software and hardware diagnostic solutions, respectively, allowing MIS personnel and PC end-users alike to quickly determine the causes of their system failures.

Embedded Systems Software Products

Embedded System BIOS

  AwardBIOS for Embedded Systems integrates the core software code with selected modules and additional custom features. Award works closely with embedded device customers to incorporate BIOS into design intensive embedded hardware. Unlike PC products, which typically experience short product cycles, a typical embedded device solution has a relatively long product life, with most designs lasting through the life cycles of the products into which they are integrated.

Win32-Compatible Software for Embedded Devices

  The Win32 application program interface ("API") standard has become the computer industry's most popular programming environment. As such, large numbers of application programs and software development tools are available for Microsoft Windows software end-users and developers. The Company's APIAccess product enables developers of embedded systems to use many of the same software development tools that they currently use for developing PC applications, and then to compile, link and run these applications on non-Windows-based, RISC or x86 systems, reducing time to market and development costs.

Internet-Enabling Software for Embedded Devices

  To reduce time to market, manufacturers of Internet-enabled embedded devices, such as Internet telephones, set-top boxes and intelligent terminals, require off-the-shelf, integrated solutions combining the operating system, an Internet browser and other connectivity or productivity applications. The traditional approach is to license a RTOS and a RTOS-specific version of a browser, requiring the manufacturer to develop other supporting applications using the RTOS vendor's development tools. The Company's WWWAccess product brings the Win32 paradigm to these classes of embedded devices, providing a complete Internet Appliance solution while also enabling the manufacturer to develop or select Windows-based commercial applications, such as email tools or connectivity solutions for inclusion on their devices.

USB-Enabling Software

  USB is the emerging standard for PC connectivity of slow- and medium-speed peripherals such as keyboards, mice, printers and scanners. Windows 98, currently scheduled to be released in mid-1998, will be the first operating system to support USB, although PC systems have had USB hardware connectivity built-in since 1997. The Company's USBAccess product enables non-Windows operating systems, including RTOS, to support the same USB standard and the same PC peripherals available on the market.

CUSTOMERS

  The Company services over 200 customers worldwide, including designers and manufacturers of desktop PC motherboards, PC systems and notebooks, hardware components and embedded devices. Current customers include Compaq, LG Electronics, Micron, Motorola, NEC and Packard Bell. From time to time, the Company has worked with selected customers to co-develop certain products and expects to pursue additional co-development opportunities in the future. For the years ended December 31, 1997, 1996 and 1995, Vobis Microcomputer AG ("Vobis") accounted for approximately 5%, 11% and 13% of the Company's revenues, respectively.

Sales and Marketing

  The Company markets its products directly and through independent sales representatives. In North America, Award sales managers operate from the Company's headquarters in Mountain View, California and North Andover, Massachusetts. In Asia, the Company operates from its office in Taipei, Taiwan, Hong Kong, China; Yokohama, Japan, and through an independent sales representative in Korea. In Europe, the Company markets through its office in Munich, Germany. The Company supports its sales efforts with marketing programs that include exhibitions at trade shows, participation in industry associations and events, attendance at technical seminars and designation as hardware reference platform designs by processor and chipset manufacturers.

  The Company believes that customer service and technical support are important competitive factors in the system management software market. Accordingly, the Company provides local service and support for its customers in the U.S., Asia and Europe. In addition, the Company provides worldwide technical support from the U.S. for end-users of its products through dial-in telephone services, facsimile, e-mail and the Company's web site on the World Wide Web. Information contained in the Company's home page shall not be deemed to be a part of this Form 10-K. Award believes that close contact with its customers not only improves its customers' level of satisfaction, but also provides early access to its customers' new product plans and requirements.

PRODUCT DEVELOPMENT

  Award's research and development efforts consist of new product development, product enhancements and product customization for individual customers. The Company develops new products in response to emerging PC standards such as IEEE-1394 and I2O, and to address perceived opportunities in related markets such as mobile computing, remote diagnostics and embedded systems. Award's engineers actively participate in a number of relevant industry standard groups, such as the I2O Special Interest Group, the Personal Computer Memory Card International Association, the Desktop Management Task Force, the Peripheral Component Interconnect Special Interest Group and the IEEE-1394 Trade Association, which help guide the Company's product planning. The Company's software is developed in a modular fashion to facilitate changes and updates as needed to meet customer requirements and rapid development of new products.

  An important function of the Company's engineering group is to perform the customization of the BIOS for each new motherboard and the customization of other enabling software for new embedded designs. The Company works closely with the customer's engineers to ensure that the final motherboard design and the Award BIOS, or the customers' embedded systems and the Company's other enabling software, are developed efficiently. The turnaround time for customizing a BIOS for a customer can be as short as one week. Customization of embedded products can take longer, depending on the Company's product in question. Customization of BIOS or other enabling software can be done in the U.S., Taiwan, Japan or Germany, depending on resource availability and customer needs.

  Because the development of the Company's software products requires knowledge of computer hardware, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition to attract and retain such personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key technical employees could have an adverse effect on the Company's business, financial condition and results of operations. See "Business Risks --Dependence on Key Personnel; Ability to Attract and Retain Key Technical Employees."

COMPETITION

  The markets for the Company's products are highly competitive. The principal competitive factors affecting the markets for the Company's software include technological excellence, timeliness of product introduction, responsiveness to customer requirements, customer relationships, industry relationships, engineering services, ease of use, ease of integration and price. Due to its technological competence, large customer base in the desktop PC market, and strong relationships with industry participants, the Company believes it competes favorably with respect to all of these factors. Further, part of the Company's strategy is to develop innovative software product solutions to address the emerging trends in the PC and embedded device markets. There can be no assurance that such products or technologies will be successfully developed by the Company or that such products will not be developed by others, rendering the Company's software or technologies non-competitive or obsolete. Failure to successfully implement this strategy could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business --Industry Background" and " --Product Development."

  The Company faces competition primarily from other PC and embedded systems management software companies, including AMI, Phoenix Technologies and SystemSoft, and also from the in-house software development staffs of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and greater brand name and technological leadership recognition than the Company. There can be no assurance that the Company will be able to develop software comparable or superior to software offered by its competitors. In addition, the PC market experiences intense price competition and the Company expects that, to remain competitive, it may have to decrease unit prices on some or all of its software products. Any such decrease would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that interdependencies may develop between system management software companies and their customers, which would need to be overcome to replace an entrenched competitor. While Award believes such entrenchment may benefit the Company in its existing relationships with key participants in the PC market, especially with its customers in Taiwan, customer entrenchment may make it more difficult for the Company to displace competitors or increase market presence, particularly in the mobile PC market, where competitors may have strong relationships with certain mobile PC manufacturers. Intel, for example, has entered into formal agreements with, and become a significant shareholder in, Phoenix Technologies and SystemSoft. In addition, SystemSoft has entered into agreements with Microsoft, IBM and Compaq to license its PC Card software.

  The Company believes that competitive pressures in the system management software market may increase as operating software system software vendors incorporate more system management software into their products. As software manufacturers provide greater functionality and features, user value and performance to their products that eliminate or encroach upon the need for the Company's software products, the market for such products could be materially diminished. Microsoft's recently released Windows CE operating system includes embedded toolkit software that incorporates system management software features.

  Microsoft includes basic PC Card software in its Windows 95 operating system and has announced the inclusion of full PC Card software support in its next generation Windows 98 and Windows NT 5.0 operating systems. The Company has developed PC Card software for Microsoft's Windows NT. If end-users of Microsoft's version of the basic PC Card and Plug and Play software included in its operating systems perceive such software as being adequate for their computing needs, Award's revenues from PC Card software would be adversely affected. While the Company believes that the trend in the PC industry toward greater complexity will continue and that the Company's products offer a technologically proven, timely and cost-effective solution to this need, there can be no assurance that other participants in the PC industry will not develop products and solutions that encroach upon the demand, or obviate the need, for the Company's products. See "Business Risks --Dependence on Key Customer Relationships; Concentration of Credit Risk."

INTELLECTUAL PROPERTY

  The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards all of its software as proprietary and attempts to protect it with a combination of patents, copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions and the protection of copyright laws, it may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company currently holds a patent in the U.S. for one invention and a patent abroad for one invention which is jointly owned with a third party. The
Company has patent applications pending in the U.S. and/or abroad on seven inventions, two of which are owned jointly with a third party.

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

  Significant and protracted litigation may be necessary to protect the Company's intellectual property rights to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, in the past there have been allegations that certain portions of the Company's core BIOS infringed on a third party's copyrights. In response, the Company rewrote certain software routines in a "clean room" procedure and upgraded its customers to the new version of such software routines to avoid any further allegations of infringement. The Company believes that its software does not presently infringe the copyrights of any third parties. However, there can be no assurance that other parties will not make allegations of infringement in the future. Such assertions could require the Company to discontinue the use of certain software routines, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non infringing technology or to obtain licenses to the alleged infringing technology. Although the Company has been able to acquire licenses from third parties in the past, there can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license is obtainable, that the terms would be commercially acceptable to the Company in the event such assertions are made in the future.

EMPLOYEES

  As of December 31, 1997, the Company had 163 full-time employees, of whom 82 are engaged in engineering and technical positions, 49 in sales and marketing, and 32 in finance, operations and administration. Except for two employees in the U.S. and all employees in Germany, none of the Company's employees is party to an employment agreement with the Company. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

EXECUTIVE OFFICERS

Management

  The executive officers of the Company and their ages as of December 31, 1997 are as follows:

                      NAME                           AGE                     Position
-------------------------------------------------  -------  -------------------------------------------
George C. Huang..................................    56     Chairman of the Board, President, Chief
                                                            Executive Officer and Director

Reza Afghan......................................    37     Vice President and General Manager, System
                                                            Software; President, Award Japan KK

Kevin J. Berry...................................    48     Vice President, Finance, Chief Financial
                                                            Officer, Treasurer and Secretary

Maurice W. Bizzarri..............................    42     Vice President, Research and Development

Laurent K. Gharda................................    39     Vice President, Marketing

Lyon T. Lin......................................    45     General Manager, Taiwan; President, Award
                                                            Software Hong Kong Limited

Pierre A. Narath.................................    34     Vice President and President, Unicore
                                                            Software, Inc.

Ann P. Shen......................................    57     Senior Vice President, Strategic Business


David J. Wippich.................................    33     Vice President and General Manager,
                                                            Internet and Embedded Products


  GEORGE C. HUANG has served as Chairman of the Board of Directors, President, Chief Executive Officer and Director since July 1993. From January 1984 to the present, Dr. Huang has served as Chairman of the Board of Directors of GCH Systems, Inc. ("GCH"), a company that develops and markets embedded controllers, application specific integrated circuits and PC systems; and from January 1984 until November 1994, he also served as Chief Executive Officer of GCH. From February 1987 to the present Dr. Huang has served as a Director of GCH-Sun Systems Company Ltd. ("GSS"), a subsidiary of GCH. From January 1990 to May 1996, Dr. Huang served as a Director of Fidelity Venture Capital Corporation ("FVCC"), a shareholder of GCH and the Company. Dr. Huang received a B.S. from National Taiwan University, an M.S. from Washington State University, and a Ph.D. in Electrical Engineering from the University of Washington.

  REZA AFGHAN has served as Vice President and General Manager of System Software since January 1998, and President of Award Japan KK since March 1997. From January 1997 to January 1998, Mr. Afghan served as Vice President, Mobile Products. From January 1994 to December 1997, he served as Vice President, Operations. From November 1987 to January 1994, Mr. Afghan served as Vice President, Sales and Operations of GCH. He received his B.S. in Electrical Engineering and Mathematics from Oregon State University.

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

  MAURICE W. BIZZARRI has served as Vice President, Research and Development since January 1998. From July 1995 to January 1998, Mr. Bizzarri served as Vice President, Engineering. From June 1992 to July 1995, he consulted in the systems software industry. From November 1990 to June 1992, he served as Vice President, Research and Development of Connective Strategies, Inc., a hardware/software company.

  LAURENT K. GHARDA has served as Vice President, Marketing since February 1997. From July 1996 to February 1997, Mr. Gharda served as Vice President, Marketing and Sales of Willows Software, a developer of software used to migrate Windows applications to alternative platforms. In April 1995, he founded and served as

President of QualSoft Corp., a provider of UNIX and Windows software development and migration tools, until it was merged with Willows Software. From 1993 to April 1995, Mr. Gharda served as Vice President, Sales of Veritas Software, a developer of storage management technology. Mr. Gharda received a B.A. in Computer Science from the University of California at Berkeley.

  LYON T. LIN has served as General Manager, Taiwan, and President, Award Software Hong Kong Limited, since July 1993. From January 1984 to June 1993, Mr. Lin served as Vice President of GCH. Mr. Lin is also a director of GSS. Mr. Lin received a B.S. in Electrical Engineering from National Chiao-Tung University and an M.S. in Electrical Engineering from Santa Clara University. Mr. Lin is the brother-in-law of George C. Huang.

  PIERRE A. NARATH has served as Vice President, and President, Unicore Software, Inc., since May 1997. From February 1990 to May 1997, Mr. Narath founded and served as President of Unicore Software, Inc.

  ANN P. SHEN has served as Senior Vice President, Strategic Business since January 1997. From December 1994 to January 1997, Dr. Shen served as Vice President, Sales and Marketing. From June 1994 to December 1994, she served as Vice President, Engineering and Marketing and from August 1993 to June 1994 she served as Vice President, Engineering. Dr. Shen served as Vice President, Engineering at GCH from October 1992 to June 1994. From March 1990 to August 1992, Dr. Shen served as Vice President, Engineering and Manufacturing of OPTA, a digital camera and high-end graphic/video card company. Dr. Shen received a B.S. in Physics from National Taiwan University, an M.S. in Physics from the University of California, Los Angeles and a Ph.D. in Solid State Physics from New York Polytechnical University.

  DAVID J. WIPPICH has served as Vice President and General Manager, Internet and Embedded Products since January 1997. From November 1995 to January 1997, Mr. Wippich served as Director of Sales, North America. From December 1994 to November 1995, he served as Chief Operating Officer and Executive Vice President of TEI Contract Manufacturing Services, a contract manufacturing company. From September 1992 to December 1994, Mr. Wippich served as Director of Marketing and Sales. Mr. Wippich received a B.S. in Business from the University of Phoenix.

ITEM 2.   PROPERTIES

  The Company's headquarters are located in Mountain View, California. The Company subleases approximately 36,800 square feet in this facility renewable on a yearly basis after December 31, 1996. The Company also leases office space in Irvine, California; North Andover, Massachusetts; Taipei, Taiwan; Hong Kong, China; Yokohama, Japan; and Munich, Germany. These offices provide sales and technical support to its customers in Southern California, Canada and the Eastern U.S., Asia, Japan and Europe, respectively. The Company believes that its facilities are adequate to support operations for the next twelve months. In the event that additional space is needed, the Company believes that suitable additional or alternative space adequate to serve its needs will be readily available on commercially reasonable terms.

  The Company currently leases office space (the "Taiwan Office") in Taipei, Taiwan, from GCH and Sun Corporation ("Sun"), a shareholder. In the fourth quarter of 1997, the Company indicated its intent to purchase the Taiwan Office from GCH and Sun for a price to be determined by a third party appraisal. Consummation of this transaction is awaiting approval by the appropriate Taiwanese governmental authorities. The purchase of the Taiwan Office was approved by a majority of the independent and disinterested members of the Board of Directors on terms that the Company believes are no less favorable than could be obtained from unaffiliated third parties. The Company believes that the purchase of the Taiwan Office helps the Company maintain certain of its competitive advantages in the region -- including proximity to current and potential customers in the region; ability to retain and attract local key employees; and sufficient space for future expansion. In addition, in light of market factors affecting the price of property in Taiwan, the Company believes that securing affordable office space for the long-term is important to the Company's continued operations in Taiwan.

ITEM 3.   LEGAL PROCEEDINGS

  The Company is not currently engaged in any material litigation or legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

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

                        FISCAL YEAR ENDED
                        DECEMBER 31, 1996                                  HIGH          LOW
Fourth Quarter ended December 31, 1996                                    $ 9.88       $ 6.50

                        FISCAL YEAR ENDED                                  HIGH          LOW
                        DECEMBER 31, 1997

First Quarter ended March 31, 1997                                        $18.13       $ 9.38
Second Quarter ended June 30, 1997                                        $14.75       $10.25
Third Quarter ended September 30, 1997                                    $13.00       $ 9.13
Fourth Quarter ended December 31, 1997                                    $13.50       $ 6.88


  Dividend Policy.   The Company has never paid cash dividends on its Common
Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

  Number of Holders.   On March 17, 1998, there were 88 holders of record of the
Company's Common Stock.

  Recent Sales of Unregistered Securities.

  In May 1997, the Company acquired all of the outstanding stock of Unicore Software, Inc. ("Unicore") through the merger of Unicore with and into a wholly owned subsidiary of the Company (the "Unicore Merger") pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of May 29, 1997, by and among the Company, its wholly owned subsidiary, Unicore and Pierre A. Narath ("Narath"). Pursuant to the terms of the Merger Agreement, the Company issued to Narath, the selling shareholder, 218,571 shares of the Company's Common Stock.

  The sale and issuance of securities in the transaction described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated under the Securities Act. The purchaser represented his intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transaction. The purchaser either received adequate information about the Company or had access, through employment or other relationships, to such information.

ITEM 6.   SELECTED FINANCIAL DATA.

  The following table sets forth, for the periods indicated, certain selected consolidated financial data. This data should be read in conjunction with the audited consolidated financial statements and notes related thereto included elsewhere in this Form 10-K.

                                                                        THE COMPANY                                PREDECESSOR
                                                                        -----------                                -----------
                                                                        YEAR ENDED                  SIX MONTHS     SIX MONTHS
                                                                         DECEMBER                     ENDED          ENDED
                                                                            31,                     DECEMBER 31,     JULY 1,
(In thousands, except per share data)        1997           1996           1995          1994          1993           1993
                                            -------        -------        ------        ------       -------        -------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues
 Software license fees....................   $19,502       $11,721        $6,989        $5,585       $ 1,903        $ 1,763
 Engineering services.....................     2,366           472           239           161           107             47
 Related parties..........................     1,499         1,878         1,902           972            50             --
                                             -------       -------        ------        ------       -------        -------
Total revenues............................   $23,367       $14,071        $9,130        $6,718       $ 2,060        $ 1,810
                                             =======       =======        ======        ======       =======        =======
Income (loss) from operations.............   $ 5,641       $ 3,961        $1,861        $2,057       $(1,125)       $  (628)
                                             =======       =======        ======        ======       =======        =======
Net income (loss).........................   $ 4,680       $ 2,885        $1,165        $1,258       $(1,178)       $  (655)
                                             =======       =======        ======        ======       =======        =======
Basic net income (loss) per share(1)......     $0.68         $0.54         $0.28         $0.33        $(0.31)
                                             =======       =======        ======        ======       =======
Weighted average common shares............     6,867         5,335         4,136         3,842         3,842
Diluted net income (loss) per share(1)....     $0.61         $0.47         $0.25         $0.33        $(0.31)
                                             =======       =======        ======        ======       =======
Weighted average number of common
 and common equivalent shares.............     7,705         6,095         4,650         3,842         3,842

                                                            THE COMPANY                                         PREDECESSOR
                                                            -------------                                       -----------
                                                            DECEMBER 31,                                           JULY 1,
                                                            ------------                                           -------
(Dollars in thousands)                          1997          1996          1995          1994          1993           1993
                                             -------       -------        ------        ------       -------        -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents  ................  $24,631       $23,248        $6,498        $1,374       $   280        $   156
Working capital (deficit)  ................   27,416        23,792         6,642         1,173        (1,113)        (1,189)
Total assets    ...........................   34,381        28,410         9,083         3,119         1,807          1,088
Shareholder's equity (deficit)  ...........   29,812        25,091         7,169         1,695          (468)        (1,099)

_______
(1) For an explanation of the number of shares used to compute basic net income
    (loss) per share and diluted net income (loss) per share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business --Business Risks" and elsewhere in this Form 10-K and in other documents on file with the Securities and Exchange Commission.

OVERVIEW

  The Company's predecessor, Award Software, Inc. (the "Predecessor"), was founded in 1983 to design, develop and market a suite of Basic Input/Output System software ("BIOS") for the system management software market. During the mid- and late-1980s, the Company established a significant market presence by providing BIOS for the 286/386 PC markets and achieved early market success as a BIOS supplier to the Taiwanese motherboard market. The Company was acquired in July 1993 by GCH Systems, Inc. ("GCH"), an independent developer of microcomputers and application-specific integrated circuits, and operated as a wholly owned subsidiary. On October 25, 1996, the Company consummated the initial offering of its Common Stock to the public. The Company markets and licenses its products and services worldwide and is a leading provider of system management software to the PC motherboard market in Asia, which accounts for over 60% of worldwide motherboard production.

  The Company has historically generated the substantial majority of its revenues from the licensing of desktop system management software, primarily to motherboard manufacturers and PC OEMs. Sales from international operations, particularly to customers in Taiwan, comprise a substantial portion of the Company's total revenues. During the three year periods ended December 31, 1997, 1996 and 1995, revenues from international operations represented 55%, 71% and 68% of the Company's total revenues, respectively. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering services revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Related parties revenues include software license fees and non-recurring engineering services provided to a Common Stock shareholder and a Common Stock warrant holder. The Company believes that its business is subject to seasonal fluctuations, with shipments in the fourth calendar quarter being somewhat higher due to higher levels of PC shipments in that time period.

  The Company has an established international presence and consequently generates a significant portion of its revenues and expenses in currencies other than the U.S. Dollar, primarily the New Taiwan Dollar and the German Mark. As a result, any appreciation or depreciation in the U.S. Dollar against these currencies could adversely affect the Company's business, financial condition, results of operations and cashflows. In addition, foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. During the years ended December 31, 1997, 1996 and 1995, fluctuations in the value of currencies in which the Company conducts its business relative to the U.S. Dollar were not significant on an annual basis. See "Business Risks--International Operations; Currency Fluctuations; International Unrest."

  On September 10, 1997, the Company entered into a Master Original Equipment Manufacturer (OEM) Software License Agreement ("the License Agreement") with Intel to market and distribute Intel's LANDesk Client Manager software to its Taiwan customers. Products incorporating this software, coupled with or without Company products, would then be distributed throughout the world. The License Agreement is non-exclusive, royalty-bearing, and automatically renews for additional one-year terms subject to certain termination rights. Intel's software, because it is designed as a PC and network-based solution to ease both client and system administration to reduce the total cost of PC ownership, compliments the existing system management software offerings of the Company to existing and potential customers around the world.

  On May 30, 1997, the Company acquired all of the outstanding stock of Unicore through the Unicore Merger pursuant to the Merger Agreement, dated as of May 29, 1997, by and among the Company, its wholly owned subsidiary, Unicore and Narath. Unicore is engaged in the business of providing basic input/output software upgrades for personal computers and embedded systems. Pursuant to the terms of the Merger Agreement, the Company issued to Narath, the selling shareholder, 218,571 shares of the Company's common stock. The Merger is being treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is being accounted for as a pooling of interests. The terms of the Merger Agreement were determined through arms'-length negotiations between the Company and Unicore and Narath. In addition, Narath entered into an employment agreement with the Company pursuant to which Narath shall serve as a Vice President of the Company and President of Unicore, the Company's wholly owned subsidiary.

  On April 30, 1997, the Company entered into a memorandum of understanding with Sun and Axis Corporation ("Axis") to establish a majority-owned subsidiary, Award Software Japan KK ("Award Japan"), a joint venture corporation incorporated under the laws of Japan and based in Yokohama, Japan (the "Japan Joint Venture"). The objective of Award Japan is to market and distribute the Company's products in Japan. The Company, Sun and Axis contributed approximately $310,000, $95,000 and $95,000 for 62%, 19% and 19% ownership of Award Japan, respectively.

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

   The Unicore Merger, Japan Joint Venture and Willows acquisition were motivated by many factors, including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel. The integration of such operations is typically difficult, time consuming and subject to a number of inherent risks. In the case of software development enterprises, the success of acquisitions is dependent upon the integration and retention of existing employees. There can be no assurance that key employees of an acquired enterprise will remain with the Company after an acquisition. The success of acquisitions and joint ventures will also be dependent upon the Company's ability to fully integrate the management information and accounting systems and procedures of such entities with those of the Company. The Company's management will be required to devote substantial time and attention to the integration of these businesses and to any material operational or financial problems that may occur as a result of such transactions. There can be no assurance that operational or financial problems will not occur as a result of any acquisition, business combination or joint venture. Failure to effectively integrate such businesses could have a material adverse effect on the Company's business, results of operations and financial condition.

  From time to time, the Company reviews, evaluates and holds discussions regarding strategic acquisition, business combination and joint venture opportunities as a way of enhancing its business and shareholder value. In connection therewith the Company's Board of Directors formed a committee authorized to evaluate such opportunities. Enhancement of the Company's business and shareholder value through strategic acquisitions, business combinations and joint ventures has a number of risks including the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to product transition (such as distribution, engineering and customer support). There can be no assurance that the Company will consummate any strategic acquisition, business combination or joint venture in the future, or if consummated, that any such strategic acquisition, business combination or joint venture will ultimately be beneficial to the Company and its shareholders. As a general rule, the Company only discloses publicly such transactions upon execution of a definitive agreement.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                                                           YEAR ENDED
                                                                                 -------------------------------
                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (AS A PERCENTAGE OF
                                                                                        TOTAL REVENUES)
     Revenues:
       Software license fees  ................................................         84%        83%        77%
       Engineering services  .................................................         10          4          2
       Related parties  ......................................................          6         13         21
                                                                                     ----       ----       ----
         Total revenues  .....................................................        100        100        100
                                                                                     ----       ----       ----
     Cost of revenues:
       Software license fees  ................................................          8          4          4
       Engineering services  .................................................          3          1          1
       Related parties  ......................................................          0          2          2
                                                                                     ----       ----       ----
         Total cost of revenues  .............................................         11          7          7
                                                                                     ----       ----       ----
     Gross profit    .........................................................         89         93         93
                                                                                     ----       ----       ----
     Operating expenses:
       Research and development  .............................................         28         30         30
       Sales and marketing  ..................................................         21         20         25
       General and administrative  ...........................................         16         15         17
                                                                                     ----       ----       ----
         Total operating expenses  ...........................................         65         65         72
                                                                                     ----       ----       ----
     Income from operations  .................................................         24         28         21
     Interest expense  .......................................................         --         --         --
     Interest and other income, net  .........................................          5          4          1
                                                                                     ----       ----       ----
     Income before income taxes  .............................................         29         32         22
     Provision for income taxes  .............................................          9         12          9
                                                                                     ----       ----       ----
     Net income  .............................................................         20%        20%        13%
                                                                                     ====       ====       ====


Comparison of Years Ended December 31, 1997 and December 31, 1996

     Revenues. The Company's revenues increased 66% from $14.1 million in 1996 to $23.4 million in 1997. Software license fees increased 66% from $11.7 million in 1996 to $19.5 million in 1997. The increase was primarily due to higher unit shipments to new and existing motherboard customers in Taiwan and the U.S. and to embedded systems customers in the U.S. Revenues from the distribution of the Company's PC Card software accounted for 3% and 6% of the Company's total revenues in the years ended December 31, 1997 and 1996, respectively. Engineering services revenues increased from $472,000 in 1996 to $2.4 million in 1997, primarily due to higher engineering services revenues from customers in the U.S. and Japan. Related parties revenues decreased 20% from $1.9 million in 1996 to $1.5 million in 1997 primarily due to lower volume of software license fees and engineering services. Revenues from international operations were 55% and 71% of the Company's revenues in 1997 and 1996, respectively. During the year ended December 31, 1997, 41% and 3% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. Fluctuations in foreign currency exchange rates did not have a material impact on total revenues in either 1997 or 1996. However, there can be no assurance that future fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's future revenues, business, financial condition and results of operations.

     Cost of Revenues. Cost of revenues increased from $980,000, or 7% of revenues, in 1996 to $2.6 million, or 11% of revenues, in 1997. Cost of software license fees increased from $521,000 in 1996 to $1.8 million in 1997. This increase was primarily due to increased volume and higher costs of royalty fees associated with the Intel LANDesk Client Management software, which the Company began shipping in the fourth quarter. Cost of engineering services revenues increased from $131,000 in 1996 to $686,000 in 1997. This increase was primarily due to higher engineering salary and related costs. Cost of related parties revenues decreased 77% from $328,000 in 1996 to $76,000 in 1997. This decrease was primarily due to a decrease in cost of software license fees and cost of engineering services revenues from a related party product development effort. The Company anticipates that if sales of the Intel Software increase, there will be additional increases in cost of revenues.

     Research and Development. Research and development expenses increased 57% from $4.2 million, or 30% of revenues in 1996, to $6.6 million, or 28% of revenues, in 1997. This increase was primarily due to the growth in research and development personnel from 55 to 82 individuals during the year hired as part of the effort to develop new software products and to service new and existing customers, and a one-time charge of $289,000 for in-process research and development as a result of the Willows acquisition. The Company anticipates that it will continue to devote substantial resources to product research and development and that such expenses will continue to increase in absolute dollars.

     Sales and Marketing. Sales and marketing expenses increased 74% from $2.9 million, or 20% of revenues, in 1996 to $5.0 million, or 21% of revenues, in 1997. This increase was primarily due to the hiring of sales and marketing personnel and related expenses, higher sales commissions for increased revenues, increased participation in trade shows and higher professional services fees.

     General and Administrative.   General and administrative expenses increased
73% from $2.1 million, or 15% of revenues, in 1996 to $3.6 million, or 16% of revenues, in 1997. This increase was primarily due to higher public company expenses, the hiring of general and administrative personnel and related expenses, higher professional services fees and higher facilities costs. Amortization of deferred compensation expense of $74,000 and $75,000 is included in general and administrative expense in 1997 and 1996, respectively.

     Interest expense. Interest expense increased from $6,000 in 1996 to $33,000 in 1997 due to a short-term borrowing under an existing loan agreement of one of the Company's subsidiaries, which credit line was terminated in the third quarter.

     Interest and Other Income. Interest and other income increased from $552,000 in 1996 to $1.2 million in 1997 primarily due to an increase in interest income earned on higher cash balances.

     Provision for Income Taxes. The Company's effective tax rate decreased from 36% in 1996 to 31% in 1997. The decrease in effective tax rate was primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.

Comparison of Years Ended December 31, 1996 and December 31, 1995

  Revenues. The Company's revenues increased 54% from $9.1 million in 1995 to $14.1 million in 1996. Software license fees increased 68% from $7.0 million in 1995 to $11.7 million in 1996. The increase was primarily due to higher unit shipments to the Company's existing Taiwanese motherboard customers, and to a lesser degree to existing U.S. customers, partially offset by a decrease in software license fees from a European customer due to weak economic conditions and a decrease in demand for PCs in the German economy. A significant customer, which accounted for 5% of total revenues and approximately 83% of revenues from distribution of the Company's PC Card software for the year ended December 31, 1996, discontinued licensing the Company's PC Card software in the second half of 1996. Accordingly, the Company does not currently expect to receive any revenues from that customer from the distribution of the Company's PC Card software in the foreseeable future. Revenues from the distribution of the Company's PC Card software accounted for 6% and 15% of the Company's total revenues in the years ended December 31, 1996 and 1995, respectively. Engineering services revenues increased from $239,000 in 1995 to $472,000 in 1996. This increase was primarily due to higher engineering services revenues from customers in the U.S. Related parties revenues were unchanged at $1.9 million in 1996 and 1995. Revenues derived from international operations were 71% and 68% of the Company's revenues in 1996 and 1995, respectively. During the year ended December 31, 1996, 47% and 8% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. Fluctuations in foreign currency exchange rates did not have a material impact on total revenues in 1995 or 1996. However, there can be no assurance that future fluctuations in foreign currency exchange rates will not have a material adverse effect on the Company's future revenues, business, financial condition and results of operations.

  Cost of Revenues.   Cost of revenues increased 54% from $636,000, or 7% of
revenues, in 1995 to $980,000, or 7% of revenues, in 1996. Cost of software license fees increased 35% from $387,000 in 1995 to $521,000 in 1996. This increase was primarily due to increased volume. Cost of engineering services revenues increased 205% from $43,000 in 1995 to $131,000 in 1996. This increase was primarily due to increased engineering services provided to customers. Cost of related parties revenues increased 59% from $206,000 in 1995 to $328,000 in 1996. This increase was primarily due to direct costs associated with engineering services partially offset by a decrease from cost of engineering services revenues associated with a related party product development effort.

  Research and Development.   Research and development expenses increased 53%
from $2.8 million, or 30% of revenues, in 1995 to $4.2 million, or 30% of revenues, in 1996. This increase was primarily due to the growth in research and development personnel from 45 to 55 individuals during the year. These additional personnel were hired as part of the effort to develop new software products, such as mobile BIOS and the SMSAccess product suite. The Company anticipates that it will continue to devote substantial resources to product research and development and that such expenses will continue to increase in absolute dollars.

  Sales and Marketing.   Sales and marketing expenses increased 25% from $2.3
million, or 25% of revenues, in 1995 to $2.9 million, or 20% of revenues, in 1996. This increase was primarily due to the hiring of sales and marketing personnel and related expenses and higher sales commissions for increased revenues.

  General and Administrative.   General and administrative expenses increased
30% from $1.6 million, or 17% of revenues, in 1995 to $2.1 million, or 15% of revenues, in 1996. The increase was primarily due to higher professional services fees and a one-time employee severance cost of $90,000 in the Company's European operations and amortization of deferred stock compensation expense. Amortization of deferred compensation expense of $75,000 and $42,000 is included in general and administrative expense in 1996 and 1995, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations primarily through the sale of equity securities and from cash generated from operations. As of December 31, 1997, the Company had cash and cash equivalents of $24.6 million and working capital of $27.4 million. Net cash provided by operating activities was $3.0 million in 1997 and was primarily due to higher net income partially offset by reductions in accrued liabilities and increases in accounts receivable and other current assets.

  Net cash used in investing activities was $1.8 million in 1997 and was primarily due to the Company's purchase of computer hardware and software equipment, the purchase of equipment resulting from the Willows acquisition and an increase in capitalized software development costs.

     Net cash provided by financing activities was $255,000 in 1997 and was primarily due to proceeds from Common Stock issuances as a result of purchases of stock under the Employee Stock Purchase Plan partially offset by payments under note obligations.

     On October 25, 1996, the Company completed the initial offering of its Common Stock to the public ("IPO"). Pursuant to the IPO, the Company sold an aggregate of 1,250,000 shares of Common Stock at $8.00 per share, resulting in net proceeds to the Company of approximately $7.8 million. The Company believes that the net proceeds from the sale of Common Stock, together with anticipated cash flows from operations and existing cash balances, will satisfy the Company's projected expenditures through 1998 for working capital and general corporate purposes, including an increase in the Company's internal product development, staffing in connection with new product introductions and other related product-development expenditures. From time to time, in the ordinary course of business, the Company enters into strategic relationships with its customers or other participants in the PC industry. Such strategic relationships may include equity investments in the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," which is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provision of this SOP is prohibited. The Company has reviewed the SOP and believes that, based on its current policies, the application of this SOP will not have a material impact on the recording of future revenue.


THE YEAR 2000

  The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. The Company's internal programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Because the Company licenses and provides services relating to PC software and firmware, the Company may become involved in investigations or allegations regarding the Year 2000 Issue.

  The Company is in the process of conducting a comprehensive review of its internal computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an enterprise-wide implementation plan to resolve any identified issues. The Company also believes, with modifications to existing operational software, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the year 2000. The

Company has no reasonable estimate of the amount associated with the transitions of the Company's remaining systems. If modifications and conversions are not completed in a timely manner, the Year 2000 Issue may have a material impact on the Company's operations. Furthermore, there can be no assurance that the systems of other companies with which the Company deals and on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have a material impact on the Company's operations.

  The Company believes its current products do not require modification for the Year 2000 Issue, and does not anticipate any material exposures related to the Year 2000 Issue for its products and services. The Company cannot anticipate the degree to which it may be the subject of claims or complaints regarding the Year 2000 Issue.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Award Software International, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Award Software International, Inc., and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
January 29, 1998

                       AWARD SOFTWARE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands, except per share data)

                                                                                             December 31,
                                                                                       -------------------------
                                                                                           1997         1996
                                                                                       ------------  -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents  ........................................................      $24,631      $23,248
  Accounts receivable, net  .........................................................        4,256        2,068
  Accounts receivable from related parties  .........................................          747        1,197
  Deferred income taxes  ............................................................          483          131
  Other current assets  .............................................................        1,698          467
                                                                                           -------      -------
     Total current assets  ..........................................................       31,815       27,111
Property and equipment, net  ........................................................        1,367          683
Other assets    .....................................................................        1,199          616
                                                                                           -------      -------
                                                                                           $34,381      $28,410
                                                                                           =======      =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable  .................................................................      $   449      $   215
  Accrued liabilities  ..............................................................        3,950        3,104
                                                                                           -------      -------
     Total current liabilities  .....................................................        4,399        3,319
Minority interest  ..................................................................          170           --
                                                                                           -------      -------
                                                                                             4,569        3,319
                                                                                           -------      -------
Commitments (Note 10)

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; no par value;
         no shares issued or outstanding  ...........................................           --           --
  Common stock, 40,000,000 shares authorized; no par value; 6,941,846 and  6,538,951
   shares issued and outstanding  ...................................................       22,571       21,269

Deferred stock compensation  ........................................................         (106)        (180)
Retained earnings  ..................................................................        8,320        4,130
Cumulative translation adjustment  ..................................................         (973)        (128)
                                                                                           -------      -------
     Total shareholders' equity  ....................................................       29,812       25,091
                                                                                           -------      -------
                                                                                           $34,381      $28,410
                                                                                           =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Year Ended December 31,
                                                                ------------------------------------
                                                                   1997         1996         1995
                                                                -----------  -----------  ----------
Revenues:
  Software license fees.......................................     $19,502      $11,721      $6,989
  Engineering services........................................       2,366          472         239
  Related parties.............................................       1,499        1,878       1,902
                                                                   -------      -------      ------
     Total revenues...........................................      23,367       14,071       9,130
                                                                   -------      -------      ------
Cost of revenues:
  Software license fees.......................................       1,828          521         387
  Engineering services........................................         686          131          43
  Related parties.............................................          76          328         206
                                                                   -------      -------      ------
     Total cost of revenues...................................       2,590          980         636
                                                                   -------      -------      ------
Gross profit..................................................      20,777       13,091       8,494
                                                                   -------      -------      ------
Operating expenses:
  Research and development....................................       6,571        4,198       2,751
  Sales and marketing.........................................       4,963        2,855       2,282
  General and administrative..................................       3,602        2,077       1,600
                                                                   -------      -------      ------
     Total operating expenses.................................      15,136        9,130       6,633
                                                                   -------      -------      ------
Income from operations........................................       5,641        3,961       1,861
Interest expense..............................................         (33)          (6)         (9)
Interest and other income.....................................       1,167          552         105
Minority interest.............................................           7           --          --
                                                                   -------      -------      ------
Income before income taxes....................................       6,782        4,507       1,957
Provision for income taxes....................................       2,102        1,622         792
                                                                   -------      -------      ------
Net income....................................................     $ 4,680      $ 2,885      $1,165
                                                                   =======      =======      ======
Basic net income per share....................................       $0.68        $0.54       $0.28
                                                                   =======      =======      ======
Weighted average common shares................................       6,867        5,335       4,136
                                                                   =======      =======      ======
Diluted net income per share..................................       $0.61        $0.47       $0.25
                                                                   =======      =======      ======
Weighted average common and common equivalent shares..........       7,705        6,095       4,650
                                                                   =======      =======      ======


  The accompanying notes are an integral part of these consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                               DEFERRED                     CUMULATIVE       TOTAL
                                                               --------                     ----------       -----
                                                                 STOCK        RETAINED     TRANSLATION   SHAREHOLDERS'
                                                                 -----        --------     -----------   -------------
                                          COMMON STOCK       COMPENSATION     EARNINGS      ADJUSTMENT       EQUITY
                                      ---------------------  -------------  -------------  ------------  --------------
                                        SHARES     AMOUNT
                                      ----------  ---------
Balance at December 31, 1994......... 3,841,801    $ 1,627             --         $   80         $ (12)        $ 1,695
Issuance of Common Stock and war-
 rants, net of issuance costs of
  $165............................... 1,166,669      6,837             --             --            --           6,837
Repurchase of Common Stock...........  (499,687)    (2,998)            --             --            --          (2,998)
Exercise of Common Stock warrants....    70,000         70             --             --            --              70
Exercise of Common Stock options.....     7,500          8             --             --            --               8
Warrants issued for services.........        --        374             --             --            --             374
Deferred stock compensation..........        --        297           (297)            --            --              --
Amortization of deferred stock
 compensation........................        --         --             42             --            --              42
Cumulative translation adjustment....        --         --             --             --           (24)            (24)
Net income...........................        --         --             --          1,165            --           1,165
                                      ---------    -------          -----         ------         -----         -------
Balance at December 31, 1995......... 4,586,283      6,215           (255)         1,245           (36)          7,169
Issuance of Common Stock and war-
 rants, net of issuance costs of
  $79................................   801,180      9,573             --             --            --           9,573
Repurchase of Common Stock...........  (250,000)    (2,500)            --             --            --          (2,500)
Exercise of Common Stock warrants....   107,500        108             --             --            --             108
Initial public offering, net of
 issuance costs of $2,172............ 1,250,000      7,828             --             --            --           7,828
Exercise of Common Stock
 Options.............................    43,988         45             --             --            --              45
Amortization of deferred stock
 compensation........................        --         --             75             --            --              75

Cumulative translation adjustment....        --         --             --             --           (92)            (92)
Net income...........................        --         --             --          2,885            --           2,885
                                      ---------    -------          -----         ------         -----         -------
Balance at December 31, 1996......... 6,538,951     21,269           (180)         4,130          (128)         25,091
Issuance of Common Stock, net........    72,391        482             --             --            --             482
Tax benefits related to
 disqualifying dispositions
 of stock options....................        --        622             --             --            --             622
Pooling of interests with Unicore....   218,571         35             --           (490)           --            (455)
Exercises of Common Stock options....   111,933        163             --             --            --             163
Amortization of deferred stock
 compensation........................        --         --             74             --            --              74
Cumulative translation adjustment....        --         --             --             --          (845)           (845)
Net income...........................        --         --             --          4,680            --           4,680
                                      ---------    -------          -----         ------         -----         -------
Balance at December 31, 1997......... 6,941,846    $22,571          $(106)        $8,320         $(973)        $29,812
                                      =========    =======          =====         ======         =====         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        1997          1996         1995
                                                                     -----------  ------------  ----------
Cash flows from operating activities:
Net income  .......................................................     $ 4,680       $ 2,885     $ 1,165
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization  .................................         706           223         132
   Deferred income taxes  .........................................        (352)          130        (143)
   Warrants issued for services  ..................................          --            --         374
   Deferred stock compensation  ...................................          74            75          42
   Minority interest  .............................................         170            --          --
   Changes in assets and liabilities, net of acquisition:
     Accounts receivable, net  ....................................      (2,396)       (1,057)        (40)
     Accounts receivable from related parties  ....................         449          (347)     (1,205)
     Other current assets  ........................................      (1,221)         (539)        138
     Other assets  ................................................         (53)         (211)         24
     Accounts payable  ............................................         160            24          49
     Accrued liabilities  .........................................         821         1,372         899
                                                                        -------       -------     -------
       Net cash provided by operating activities  .................       3,038         2,555       1,435
                                                                        -------       -------     -------
Cash flows from investing activities:
Purchase of property and equipment  ...............................      (1,170)         (579)       (147)
Capitalized software development costs  ...........................        (613)         (209)         --
                                                                        -------       -------     -------
       Net cash used in investing activities  .....................      (1,783)         (788)       (147)
                                                                        -------       -------     -------
Cash flows from financing activities:
Net proceeds from Common Stock issuances  .........................         482        17,401       6,837
Proceeds from exercise of options and warrants  ...................         163           153          78
Repurchases of Common Stock  ......................................          --        (2,500)     (2,998)
Repayments under note obligations  ................................        (390)           --         (73)
                                                                        -------       -------     -------
       Net cash provided by financing activities  .................         255        15,054       3,844
                                                                        -------       -------     -------
Effect of exchange rate changes on cash  ..........................        (585)          (71)         (8)
                                                                        -------       -------     -------
Net increase in cash and cash equivalents  ........................         925        16,750       5,124
Cash and cash equivalents at beginning of period  .................      23,706         6,498       1,374
                                                                        -------       -------     -------
Cash and cash equivalents at end of period  .......................     $24,631       $23,248     $ 6,498
                                                                        =======       =======     =======
Supplemental cash flow information:
Cash paid for interest  ...........................................     $    33       $     6     $    10
Cash paid for income taxes  .......................................     $ 2,300       $   996     $   282

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

  The Company was incorporated in California, in 1983, and operates in one business segment through its headquarters facility in Mountain View, California, a branch office in Irvine, California, a wholly owned subsidiary in North Andover, Massachusetts, a branch office in Munich, Germany, a joint venture in Yokohama, Japan and a wholly owned subsidiary in Hong Kong with a branch office in Taipei, Taiwan. On October 25, 1996, the Company completed its initial public offering of Common Stock.

Merger and Acquisition

  In May 1997, the Company merged with Unicore Software, Inc. ("Unicore"), a privately held company providing basic input/output software upgrades for personal computers and embedded systems. Under the terms of the Agreement and Plan of Merger and Reorganization, the Company issued 218,571 shares of Common Stock for all of the outstanding stock of Unicore in a transaction accounted for as a pooling of interests. The historical operations of Unicore were not material and, as a result, the business combination has been reported by restating the Company's consolidated financial statements to include the consolidated financial statements of Unicore effective January 1, 1997.

  On February 21, 1997, the Company acquired certain assets of Willows software ("Willows acquisition") for $400 cash, direct acquisition costs of $40 and the assumption of liabilities totaling $44. The purchase price was allocated based upon the estimated fair market value of identifiable tangible and intangible assets and liabilities assumed, including $289 to in-process research and development. The amount allocated to in-process research and development relates to acquired development projects that had not reached technological feasibility at the acquisition date and had no alternative future use.

Formation of Joint Venture

  In April 1997, the Company entered into an agreement with Sun Corporation ("Sun"), a shareholder, and Axis Corporation ("Axis") to establish a majority-owned subsidiary, Award Software Japan KK ("Award Japan"). The objective of Award Japan is to market and distribute the Company's products in Japan. The Company, Sun and Axis contributed approximately $310, $95 and $95 for 62%, 19% and 19% ownership of Award Japan, respectively.

GCH Acquisition

  On July 2, 1993, GCH Systems, Inc. ("GCH"), an independent developer of microcomputers and application- specific integrated circuits, acquired 100 percent of Award's outstanding Common Stock for $1,905, consisting of $725 in cash and the assumption of $1,180 in liabilities. From the acquisition date through December 30, 1994, Award operated as a wholly owned subsidiary of GCH. On December 31, 1994, Award and GCH became separate companies through a spinoff of 100 percent of Award's Common Stock on a pro rata basis to GCH shareholders. Award and GCH have certain common members on their Boards of Directors. Award and GCH, from time to time have made non-interest-bearing cash advances to each other for working capital purposes.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

  The consolidated financial statements of the Company include the accounts of Award Software International, Inc., its wholly owned subsidiaries and the Company's 62% ownership of Award Japan. All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

  The Company's revenues are derived primarily from software license fees and non-recurring engineering services. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of any significant support obligations. The Company's normal sales terms are net 30 days and return privileges are not offered or provided to any customers. Payments received in advance of revenue recognition are recorded as deferred revenue. Engineering services revenue primarily consist of amounts charged for customization of the software and are generally recognized as the services are performed. Amounts received under engineering contracts that require software delivery are deferred until delivery and customer acceptance occur. Related parties revenues include software licenses and non-recurring engineering services to holders of the Company's Common Stock and Common Stock warrants.

  The Company does not offer separate post-contract customer support contracts, and due to the nature of the Company's product offerings, has not incurred any significant post-sale warranty or support obligations. The costs of insignificant support obligations are accrued at the time of revenue recognition. Allowances for uncollectible amounts and warranties are recorded in the same period as the related revenues based upon the Company's historical experience.

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

Software development costs

  Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established. After establishing technological feasibility through the development of a working model, any additional

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


costs incurred through the date the product is available for general release, if any, are capitalized and amortized over the estimated life, generally three years, using the greater of the amounts determined using the straight-line method or the ratio of current period product revenues over total estimated product revenues. Capitalized software development costs are included in other assets in the accompanying financial statements. Amortization of capitalized software development costs totaled $207, $22 and $18 for the three years ended December 31, 1997, 1996 and 1995, respectively.

Goodwill

  Goodwill resulting from the acquisition of Award Common Stock by GCH is included in other assets at December 31, 1997 and 1996, and is being amortized using the straight line method over five years.

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

Foreign currency translation

  The Company's operations in Taiwan, Hong Kong, Japan and Germany use the local currencies as their functional currencies. Accordingly, all assets and liabilities of these entities are translated at the current exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded directly into a separate component of shareholders' equity. Foreign currency transaction gains and losses were immaterial for all periods presented.

Net income per share

  Basic net income per share is computed by dividing net income available to Common Shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of Common Stock plus dilutive Common Stock equivalents. Common Stock equivalents consist of common stock options and warrants, using the treasury stock method based on the average stock price for the period.


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


New Accounting Pronouncements

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," which is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provision of this SOP is prohibited. The Company has reviewed the SOP and believes that, based on its current policies, the application of this SOP will not have a material impact on the recording of future revenue.

3.  CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of bank deposits and accounts receivable. The Company places its cash and cash equivalents in checking and market rate accounts with two major financial institutions and has not incurred any losses related to these investments.

  The Company markets its products to OEMs in the personal computer market, designers of motherboards and other microprocessor-embedded system manufacturers and, as a result, maintains individually significant receivable balances from major customers located throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based on the expected collectability of all accounts receivable.

  The following table summarizes the net accounts receivable from customers located in the following geographic areas:

                                                                                      December 31,
                                                                                   ------------------
                                                                                     1997      1996
                                                                                   ---------  -------
United States  .....................................................                  $2,074   $  327
Asia Pacific  ......................................................                   2,100    1,669
Europe  ............................................................                      82       72
                                                                                      ------   ------
                                                                                      $4,256   $2,068
                                                                                      ======   ======


  All related party receivables are from United States customers. No customer accounted for over 10.0% of accounts receivable at December 31, 1997. One customer accounted for 26.1% of accounts receivable at December 31, 1996.

4.  BALANCE SHEET COMPONENTS

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                          December 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Accounts receivable:
Accounts receivable................................     $4,345      $2,183
Less: allowance for doubtful accounts..............        (89)       (115)
                                                        ------      ------
                                                        $4,256      $2,068
                                                        ======      ======
Property and equipment:
Computer equipment.................................     $1,453      $  796
Office equipment...................................        334         124
Furniture and fixtures.............................        381         102
                                                        ------      ------
                                                         2,168       1,022
Less accumulated depreciation......................       (801)       (339)
                                                        ------      ------
                                                        $1,367      $  683
                                                        ======      ======
Other assets:
Goodwill...........................................     $  265      $  265
Capitalized software...............................      1,346         344
Other..............................................        104         263
                                                        ------      ------
                                                         1,715         872
Less accumulated amortization:
     Goodwill......................................       (239)       (186)
     Capitalized software..........................       (277)        (70)
                                                        ------      ------
                                                        $1,199      $  616
                                                        ======      ======
Accrued liabilities:
Salaries and benefits..............................     $1,195     $  584
Royalties..........................................        543         90
Income taxes payable...............................      1,686      1,160
Deferred revenue...................................        195        615
Other..............................................        331        655
                                                        ------     ------
                                                        $3,950     $3,104
                                                        ======     ======

5.  NET INCOME PER SHARE

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations for 1997, 1996 and 1995:

                                                                                DECEMBER 31,
                                                                                ------------
(in thousands, except per share data)                                 1997          1996         1995
                                                                  ------------  ------------  -----------
BASIC NET INCOME PER SHARE
Net income available to Common Shareholders                             $4,680        $2,885       $1,165
                                                                =========================================
Weighted average common shares                                           6,867         5,335        4,136
                                                                =========================================
Basic net income per share                                              $ 0.68        $ 0.54       $ 0.28
                                                                =========================================
DILUTED NET INCOME PER SHARE
Net income available to Common Shareholders                             $4,680        $2,885       $1,165
                                                                =========================================

Weighted average common shares                                           6,867         5,335        4,136
Dilutive common stock equivalents                                          838           760          514
                                                                -----------------------------------------
Weighted average common shares and equivalents                           7,705         6,095        4,650
                                                                =========================================
Diluted net income per share                                            $ 0.61        $ 0.47       $ 0.25
                                                                =========================================

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


  During 1997, 1996 and 1995, options to purchase 32,699, 180,062 and 0 shares of Common Stock, respectively, were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise price was greater than the average market price of the common shares.

6.  SHAREHOLDERS' EQUITY

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

  In June 1996, the Company entered into a joint technology development and support agreement with Advanced Micro Devices, Inc. ("AMD"), to support the design and development of products related to AMD's K6 microprocessor. As part of this relationship, in July 1996, the Company sold to AMD 160,000 shares of Common Stock at a price of $12.50 per share for approximately $2,000 in cash.

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

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7.  EMPLOYEE BENEFIT PLANS

Equity Incentive and Stock Option Plan

  During 1997, the Company adopted the 1997 Equity Incentive Plan, under which 700,000 shares of common stock are reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options. Stock options are granted at prices determined by Board of Directors and generally may not be less than 110% and 85%, for incentive and nonstatutory options, respectively, of the estimated fair value of the related shares on the date of grant. Options granted under the Plan are for periods not to exceed ten years, are exercisable generally one year after date of grant and vest ratably over a maximum period of five years following the date of grant. For options expired or canceled, the stock not purchased under such options shall revert to and again become available for re-issuance under the plan. The Plan provides for an unvested share repurchase option on behalf of the Company. In the event an optionee ceases to be eligible under the Plan for any reason, shares acquired on the exercise of an option which have not yet vested may be repurchased by the Company at the optionee's original cost per share. At December 31, 1997, no shares were subject to repurchase.

  During 1994, the Company adopted the 1995 Stock Option Plan, under which 1,250,000 shares of common stock are reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options. Stock options are granted at prices determined by Board of Directors and generally may not be less than 100% and 85%, for incentive and nonstatutory options, respectively, of the estimated fair value of the related shares on the date of grant. Options granted under the Plan are for periods not to exceed ten years, are exercisable generally one year after date of grant and vest ratably over a maximum period of five years following the date of grant. For options expired or canceled, the stock not purchased under such options shall revert to and again become available for re-issuance under the plan. The Plan provides for an unvested share repurchase option on behalf of the Company. In the event an optionee ceases to be eligible under the Plan for any reason, shares acquired on the exercise of an option which have not yet vested may be repurchased by the Company at the optionee's original cost per share. At December 31, 1997, no shares were subject to repurchase.

  On June 30, 1997, the Company registered an additional 268,446 shares of Common Stock under the 1995 Stock Option Plan for issuance to new hires and existing employees of the Company, excluding directors and executive officers of the Company.

  During 1995, the Company recorded $297 of deferred stock compensation for the excess of the deemed fair market value over the exercise price at the date of grant related to certain options granted in 1995. The compensation expense is being recognized over the option vesting period of four years. Compensation expense recognized in 1997 1996 and 1995 aggregated $74, $75 and $42, respectively.

  Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been further reduced to the pro forma amounts indicated below:

                                                                                 Year Ended December 31,
                                                                       -------------------------------------------
                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Net income
   As reported  ...............................................               $4,680         $2,885         $1,165
                                                                              ======         ======         ======
   Pro forma  .................................................               $3,475         $2,717         $1,155
                                                                              ======         ======         ======
Net income per share
   As reported:
        Basic  ................................................               $ 0.68         $ 0.54         $ 0.28
                                                                              ======         ======         ======
        Diluted  ..............................................               $ 0.61         $ 0.47         $ 0.25
                                                                              ======         ======         ======
   Pro forma:
        Basic  ................................................               $ 0.51         $ 0.51         $ 0.28
                                                                              ======         ======         ======
        Diluted  ..............................................               $ 0.48         $ 0.45         $ 0.25
                                                                              ======         ======         ======

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively.

STOCK OPTION ASSUMPTIONS:                                                         YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1997            1996            1995
                                                                       --------------  --------------  --------------
Stock Option Plan
   Expected dividend yield  ........................................            0.00%           0.00%           0.00%
   Expected stock price volatility  ................................           60.75%          55.00%          55.00%
   Risk-free interest rate  ........................................            6.19%           6.05%           5.50%
   Expected life (years)  ..........................................               5               5               5
Stock Purchase Plan
   Expected dividend yield  ........................................            0.00%             --              --
   Expected stock price volatility  ................................           60.75%             --              --
   Risk-free interest rate  ........................................            5.37%             --              --
   Expected life (years)  ..........................................             0.5              --              --

  A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                                                SHARES SUBJECT TO OUTSTANDING OPTIONS
                                                                           -----------------------------------------------
                                                           --------------                                      WEIGHTED-
                                                              OPTIONS                                           AVERAGE
                                                           AVAILABLE FOR      NUMBER OF         PRICE PER       EXERCISE
                                                               GRANT            SHARES            SHARE          PRICE
                                                           --------------  ----------------  ---------------  ------------
Balance at December 31, 1994  ...........................        685,950           564,050       $      1.00        $ 1.00
  Granted  ..............................................       (191,105)          191,105         1.00-6.00          2.01
  Exercised  ............................................             --            (7,500)             1.00          1.00
  Canceled  .............................................          1,500            (1,500)             1.00          1.00
                                                                --------         ---------       -----------        ------
Balance at December 31, 1995.............................        496,345           746,155         1.00-6.00          1.26
  Granted  ..............................................       (329,000)          329,000        6.75-11.00          9.97
  Exercised  ............................................             --           (43,988)             1.00          1.00
  Canceled  .............................................         61,709           (61,709)       1.00-10.00          2.24
                                                                --------         ---------       -----------        ------
Balance at December 31, 1996  ...........................        229,054           969,458        1.00-11.00          4.16
  Authorized.............................................        968,446                --                --            --
  Granted  ..............................................       (904,400)          904,400        9.25-11.25         10.37
  Exercised  ............................................             --          (111,933)       1.00-10.00          1.46
  Canceled  .............................................         41,539           (41,551)       1.00-10.63          9.79
                                                                --------         ---------       -----------        ------
Balance at December 31, 1997  ...........................        334,639         1,720,374       $1.00-11.25        $ 7.46
                                                                ========         =========       ===========        ======


  Options for 577,516, 345,685 and 106,500 shares of Common Stock were exercisable at December 31, 1997, 1996 and 1995, respectively. Weighted average fair value of options granted during the year were $5.98, $2.59 and $2.13 for 1997, 1996 and 1995, respectively.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  The following table summarizes information about stock options outstanding at December 31, 1997:

                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-----------------------------------------------------------------  -------------------------
                                         Weighted-
                                          AVERAGE      WEIGHTED-                 WEIGHTED-
      Range of             NUMBER        REMAINING      AVERAGE      NUMBER       AVERAGE
      EXERCISE           OUTSTANDING    CONTRACTUAL    EXERCISE    EXERCISABLE    EXERCISE
       Prices            AT 12/31/97        LIFE         PRICE     AT 12/31/97     PRICE
---------------------  ---------------  ------------  -----------  -----------  ------------
$    1.000 --  5.000           535,411      7.11 years     $ 1.24      372,310        $ 1.18
     6.000 -- 10.250           581,213      9.09 years       9.60       99,317          9.45
    10.625 -- 13.125           603,750      9.21 years      10.91      105,889         10.69
                             ---------                     ------      -------        ------
                             1,720,374      8.52 years     $ 7.46      577,516        $ 4.35
                             =========                     ======      =======        ======

Employee Stock Purchase Plan

  In May 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 150,000 shares of Common Stock. Eligible employees may have up to 15% of their earnings withheld, to be used to purchase shares of the Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date. During 1997, the Company issued 72,391 shares of its Common Stock under the Purchase Plan.

401 (k) Plan

  In January 1995, the Board of Directors adopted an employee savings and retirement plan (the "401(k) Plan") covering substantially all of the Company's employees. Under the 401 (k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401 (k) Plan. The Company may make contributions to the 401 (k) Plan on behalf of eligible employees. The Company made no contributions to the 401 (k) Plan in 1997, 1996 or 1995.

8.  INCOME TAXES

  Income before income taxes was subject to tax in the following jurisdictions:

                                        Year ended December 31,
                                  ------------------------------------
                                     1997         1996        1995
                                  -----------  ----------  -----------
United States  ...............         $1,438      $2,108       $  464
Foreign  .....................          5,344       2,399        1,493
                                       ------      ------       ------
                                       $6,782      $4,507       $1,957
                                       ======      ======       ======


  The provision (benefit) for income taxes is composed of the following:


                                                             Year ended December 31,
                                                      --------------------------------------
                                                          1997         1996         1995
                                                      ------------  ----------  ------------
Current:
  Federal  .....................................           $1,000       $  709        $ 484
  State  .......................................               98           59           46
  Foreign  .....................................            1,356          724          405
                                                           ------       ------        -----
    Total current  .............................            2,454        1,492          935
                                                           ------       ------        -----
Deferred:
  Federal.......................................             (382)          95         (133)
  State.........................................               30           35          (10)
  Foreign  .....................................               --           --           --
                                                           ------       ------        -----
    Total deferred  ............................             (352)         130         (143)
                                                           ------       ------        -----
                                                           $2,102       $1,622        $ 792
                                                           ======       ======        =====

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                      December 31,
                                                -------------------------
                                                   1997          1996
                                                -----------  ------------
Deferred tax liabilities:
  Capitalized software  ....................         $(320)        $ (90)
                                                     -----         -----
Deferred tax assets:
  Accrued liabilities  .....................            67            79
  Depreciation  ............................            77            18
  Allowance for doubtful accounts  .........            34            34
  State tax deduction  .....................             2             6
       Tax credits  ........................           478             0
       Other  ..............................           145            84
                                                     -----         -----
                                                       803           221
                                                     -----         -----
Net deferred tax assets  ...................         $ 483         $ 131
                                                     =====         =====

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

                                                             Year ended December 31,
                                                     ---------------------------------------
                                                         1997         1996          1995
                                                     ------------  -----------  ------------
Tax provision at the U.S. federal statutory rate          $2,306       $1,532         $ 666
 of 34%............................................
Foreign income taxed at different rates  ..........         (486)         (80)          (77)
State and local taxes, net of federal benefit  ....           69          221           117
Release of valuation allowance  ...................           --           --          (117)
Nondeductible charges and accruals  ...............          207           --           166
Other  ............................................            6          (51)           37
                                                          ------       ------         -----
Provision for income taxes  .......................       $2,102       $1,622         $ 792
                                                          ======       ======         =====
Effective tax rates  ..............................           31%          36%           40%
                                                          ======       ======         =====

9.  REVENUES, GEOGRAPHIC INFORMATION AND EXPORT SALES

  Revenues from customers representing 10% or more of consolidated revenues were as follows:

                                         Year ended December 31,
                                  --------------------------------------
                                      1997         1996         1995
                                  ------------  -----------  -----------
Customer A  ...................            --           --         13.9%
Customer B--Related party  ....           5.4%        11.0%        13.4%

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



  The components of related parties revenues and costs of revenues are:

                                                          Year ended December 31,
                                                   -------------------------------------
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
Revenues:
  Software license fees  .........................      $1,479       $1,148       $1,084
  Engineering services  ..........................          20          730          818
                                                        ------       ------       ------
    Total related party revenues  ................      $1,499       $1,878       $1,902
                                                        ======       ======       ======
Cost of revenues:
  Software license fees  .........................      $   74       $   58       $   60
  Engineering services  ..........................           2          270          146
                                                        ------       ------       ------
    Total related party cost of revenues  ........      $   76       $  328       $  206
                                                        ======       ======       ======


  The following is a summary of the Company's geographic operations:

                                                UNITED                   ASIA
                                              ----------              ----------
                                                STATES      EUROPE     PACIFIC    ELIMINATIONS   CONSOLIDATED
                                              ----------  ----------  ----------  -------------  ------------
Year ended December 31, 1995:
  Revenues from unaffiliated customers  ....     $ 1,017     $2,216      $ 3,995       $   --         $ 7,228
  Revenue from related parties  ............       1,902        --           --            --           1,902
  Income from operations  ..................         393         59        1,409           --           1,861
  Identifiable assets  .....................       6,907        976        2,764        (1,564)         9,083
Year ended December 31, 1996:
  Revenues from unaffiliated customers  ....     $ 2,176     $1,195      $ 8,822       $   --         $12,193
  Revenue from related parties  ............       1,878        --           --            --           1,878
  Income (loss) from operations  ...........       1,651       (482)       2,792           --           3,961
  Identifiable assets  .....................      23,642        728        6,498        (2,458)        28,410
Year ended December 31, 1997:
  Revenues from unaffiliated customers  ....     $ 9,016     $  640      $12,212       $   --         $21,868
  Revenue from related parties  ............       1,499        --           --            --           1,499
  Income (loss) from operations  ...........       1,161       (604)       5,084           --           5,641
  Identifiable assets  .....................      27,088        465       11,082        (4,254)        34,381

  Substantially all of the financial information for the Europe and Asia Pacific geographic areas results from the Company's operations in Germany and Taiwan, respectively.

  Export sales from the United States to international customers were as follows:

                                                Year ended December 31,
                                          -----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  -----------
Europe, principally Germany  ......           $2,164      $2,003       $1,315
Asia Pacific, principally Japan  ..              850         164           95
                                              ------      ------       ------
                                              $3,014      $2,167       $1,410
                                              ======      ======       ======

10.  Commitments

Operating leases


  The Company leases its office facilities in the U.S., Taiwan, Hong Kong, Japan and Germany. Future minimum payments under non-cancelable operating leases, as of December 31, 1997, were $651 and $148 for 1998 and 1999, respectively.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Under an agreement that extends through 1998, the Company subleases office facilities in Mountain View, California with GCH and was charged rent totaling $362, $161 and $84 for 1997, 1996 and 1995, respectively. The Company also leases office facilities in Taipei, Taiwan from GCH and a shareholder on a month-to-month basis and was charged rent totaling $269, $225 and $101 for 1997, 1996 and 1995, respectively. In addition, the Company leases office facilities in North Andover, Massachusetts from a realty company owned by an executive officer of the Company and was charged rent totaling $69 in 1997. Management believes the terms of these transactions are no less favorable than could be obtained from unaffiliated third parties.

  Total rent expense, including amounts to related parties above, was $799, $470 and $273 for the years ended December 31, 1997, 1996 and 1995, respectively.


                       AWARD SOFTWARE INTERNATIONAL, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                                                                Quarters Ended
                                -------------------------------------------------------------------------------
                                                 1997                                    1996
                                --------------------------------------  ---------------------------------------
                                Dec. 31   SEPT. 30  JUNE 30   MAR. 31   DEC. 31   SEPT. 30  JUNE 30    MAR. 31
                                --------  --------  --------  --------  --------  --------  --------  ---------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues  .............     $7,535    $5,603    $5,202    $5,028    $4,522    $3,395    $3,342    $ 2,812
Gross profit  ...............      6,237     5,080     4,773     4,688     4,231     3,137     3,199      2,524
Income from operations  .....      1,941     1,408     1,195     1,098     1,573       835     1,034        519
Net income  .................      1,660     1,128     1,000       892     1,174       608       717        386
Basic net income per share ..     $ 0.24    $ 0.16    $ 0.15    $ 0.13    $ 0.19    $ 0.12    $ 0.14    $  0.08
Diluted net income per share.     $ 0.22    $ 0.15    $ 0.13    $ 0.12    $ 0.17    $ 0.10    $ 0.13    $  0.07


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held on June 4, 1998, under the captions "Election of Directors--Nominees" and is hereby incorporated by reference herein. The information relating to executive officers of the Company is contained in Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held June 4, 1998, under the caption "Executive Compensation," and is hereby incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held June 4, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be held June 4, 1998, under the caption "Certain
Transactions," and is hereby incorporated by reference herein.

                                    PART IV


  Item 14.  Financial Statement Schedules, Exhibits and Reports on Form 8-K.

(a) (1) Index to Financial Statements

                                                                                                       Page
                                                                                                       -----
Report of Independent Accountants  ................................................................       29
Consolidated Balance Sheet at December 31, 1997 and 1996  .........................................       30
Consolidated Statement of Income for the three years ended December 31, 1997  .....................       31
Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1997  .......       32
Consolidated Statement of Cash Flows for the three years ended December 31, 1997  .................       33
Notes to Consolidated Financial Statements  .......................................................       34
Supplementary Data (Unaudited)  ...................................................................       45

   (2) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

   (3) EXHIBITS

                EXHIBIT
                NUMBER                                DESCRIPTION
                 2.1+(2)  Agreement and Plan of Merger and Reorganization, dated as of May 29, 1997, by and among the
                          Company, Award Merger Sub Corp., Unicore Software, Inc. and Pierre A. Narath.

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

                 10.2(1)  Registrant's 1995 Stock Option Plan, as amended (the "Option Plan").

                 10.3(1)  Form of Incentive Stock Option under the Option Plan.

                 10.4(1)  Form of Nonstatutory Stock Option under the Option Plan.

                 10.5(1)  Registrant's Amended and Restated Executive Compensation Plan.


                 EXHIBIT
                 NUMBER                 DESCRIPTION
                10.6(1)   Registrant's amended and Restated Executive Compensation Plan.

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

                10.14(1)  Warrant issued to Venrock Associates II, L.P.

                10.15(1)  Warrant issued to Walden Capital Partners II, L.P.

                10.16(1)  Warrant issued to Walden Technology Ventures II, L.P.

                10.17+(1) Technology Development and Support Agreement, dated June 28, 1996, between Registrant and
                          Advanced Micro Devices, Inc.

                10.18(3)  1997 Compensation Plan.

                10.19(2)  Registration Rights Agreement, dated as of May 30, 1997, between the Company and Pierre A.
                          Narath.

                10.20(2)  Escrow Agreement, dated as of May 30, 1997, by and among the Company, Pierre A. Narath and
                          First Trust of California, N.A.

                10.21(2)  Employment Agreement, dated as of May 30, 1997, between Pierre A. Narath and the Company.

                10.22(2)  Employee Proprietary and Inventions Agreement, dated as of May 30, 1997, between the Company and Pierre A. Narath.

                10.23(2)  Noncompetition Agreement, dated as of May 30, 1997, between Pierre A. Narath and the Company.

                10.24(2)  General Release, dated as of May 30, 1997, between Pierre A. Narath and the Company.

                10.25+(4) Memorandum of Understanding by and among Sun Corporation, Axis Corporation and the Company.

                10.26(6)  Commercial Lease, dated as of January 5, 1996 by and between Unicore Software, Inc. and 114 Realty Trust, as amended on May 30, 1997 and September 1, 1997.

                10.27(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and George C. Huang.

                10.28(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Lyon T. Lin.

                10.29(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Kevin J. Berry.

                10.30(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Ann P. Shen.

                10.31(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Maurice W.
                          Bizzarri.



                10.32(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and David J.
                          Wippich.

                10.33(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Reza Afghan.

                10.34(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Laurant K.
                          Gharda.

                10.35(6)  Promissory Note, dated March 1, 1998, issued by Pierre A. Narath to the Company.

                10.36(6)  Letter Agreement, dated March 1, 1998, between Pierre A. Narath and the Company.

                10.37++(6)Master Original Equipment Manufacturer (OEM) Software License Agreement, dated September 10,
                          1997, between the Company and Intel Corporation.

                21(2)     Subsidiaries of the Registrant.

                21(5)     Subsidiaries of the Registrant.

                23.1(6)   Consent of Independent Accountants.

                24.2(6)   Power of Attorney. See signature page.

                27(6)     Financial Data Schedule.

-------------
+    The Securities and Exchange Commission has granted confidential treatment for portions of this document.
++   The Company has requested confidential treatment for portions of this document.

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05107, filed on June 3, 1996, as amended.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K filed on June 16, 1997, as amended on October 14, 1997.

(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed on May 6, 1997.

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10- Q filed on August 13, 1997.

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10- Q filed on November 13, 1997.

(6)  Filed herewith.


(B)  REPORTS ON FORM 8-K

  A Form 8-K/A was filed on October 14, 1997 solely for the purpose of amending
Exhibit 2.1 to the Form 8-K Current Report dated May 30, 1997 and filed on June 16, 1997.

                                   SIGNATURES

  IN ACCORDANCE WITH THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY ORGANIZED, ON
                          THE 30TH DAY OF MARCH 1998.

                                    Award Software International, Inc.

                                    By:   /s/   George C. Huang
                                       --------------------------
                                       GEORGE C. HUANG
                                       CHAIRMAN OF THE BOARD, PRESIDENT AND
                                       CHIEF EXECUTIVE OFFICER

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

Signature                    TITLE                                DATE
---------------------------  -----------------------------------  --------------
                              Chairman of the Board, President,   March 30, 1998
/s/   George C. Huang         Chief Executive Officer and
---------------------------   Director (Principal Executive
GEORGE C. HUANG               Officer )




/s/   Kevin J. Berry         Vice President, Finance, Chief       March 30, 1998
---------------------------  Financial Officer, Treasurer and
KEVIN J. BERRY               Secretary (Principal Financial and
                             Accounting Officer )


/s/   Cheng Ming Lee         Director                             March 30, 1998
---------------------------
CHENG MING LEE

/s/   David S. Lee           Director                             March 30, 1998
---------------------------
DAVID S. LEE

/s/   Masami Maeda           Director                             March 30, 1998
---------------------------
MASAMI MAEDA

/s/   Anthony Sun            Director                             March 30, 1998
---------------------------
ANTHONY SUN

/s/   William P. Tai         Director                             March 30, 1998
---------------------------
WILLIAM P. TAI


/s/   Willy Weck             Director                             March 30, 1998
---------------------------
WILLY WECK

                                 EXHIBIT INDEX



   Exhibit
   Number                       Description
-------------
      2.1+(2)  Agreement and Plan of Merger and Reorganization, dated as of May 29, 1997, by and among the Company,
               Award Merger Sub Corp., Unicore Software, Inc. and Pierre A. Narath.
       3.1(1)  Amended and Restated Articles of Incorporation of the Registrant.
     3.1.1(1)  Form of Amended and Restated Articles of Incorporation of the Registrant effecting the 1-for-2 reverse stock split.
     3.1.2(1)  Form of Amended and Restated Articles of Incorporation of the Registrant, effective upon the completion of the IPO.
       3.2(1)  Amended and Restated Bylaws of the Registrant.
     3.2.1(1)  Form of Amended and Restated Bylaws of the Registrant, effective upon the completion of the IPO.
       4.1(1)  Reference is made to Exhibits 3.1 through 3.2
       4.5(1)  Specimen stock certificate.
      10.1(1)  Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers, with related schedule.
      10.2(1)  Registrant's 1995 Stock Option Plan, as amended (the "Option Plan").
      10.3(1)  Form of Incentive Stock Option under the Option Plan.
      10.4(1)  Form of Nonstatutory Stock Option under the Option Plan.
      10.5(1)  Registrant's Amended and Restated Executive Compensation Plan.
      10.6(1)  Registrant's Amended and Restated Executive Compensation Plan.
      10.7(1)  Lease, dated January 1, 1996, between GCH Systems, Inc. and the Registrant.
      10.8(1)  Summary of Leases, dated March 1, 1996, between Sun Corporation, GSS Corporation and the Registrant.
      10.9(1)  Voting Agreement, dated January 12, 1996, between the Registrant and certain persons named therein.
     10.10(1)  Investors' Rights Agreement among the Registrant and certain other persons named therein, dated as of January 12, 1996.
     10.11(1)  Warrant issued to Synnex Information Technologies, Inc.
     10.12(1)  Warrant issued to Vobis Microcomputer AG.
     10.13(1)  Warrant issued to Venrock Associates.
     10.14(1)  Warrant issued to Venrock Associates II, L.P.
     10.15(1)  Warrant issued to Walden Capital Partners II, L.P.
     10.16(1)  Warrant issued to Walden Technology Ventures II, L.P.
     10.17+(1) Technology Development and Support Agreement, dated June 28, 1996, between Registrant and Advanced
               Micro Devices, Inc.
     10.18(3)  1997 Compensation Plan.
     10.19(2)  Registration Rights Agreement, dated as of May 30, 1997, between the Company and Pierre A. Narath.
     10.20(2)  Escrow Agreement, dated as of May 30, 1997, by and among the Company, Pierre A. Narath and First
               Trust of California, N.A.
     10.21(2)  Employment Agreement, dated as of May 30, 1997, between Pierre A. Narath and the Company.
     10.22(2)  Employee Proprietary and Inventions Agreement, dated as of May 30, 1997, between the Company and
               Pierre A. Narath.
     10.23(2)  Noncompetition Agreement, dated as of May 30, 1997, between Pierre A. Narath and the Company.
     10.24(2)  General Release, dated as of May 30, 1997, between Pierre A. Narath and the Company.
     10.25+(4) Memorandum of Understanding by and among Sun Corporation, Axis Corporation and the Company.
     10.26(6)  Commercial Lease, dated as of January 5, 1996 by and between Unicore Software, Inc. and 114 Realty Trust, as amended on May 30, 1997 and September 1, 1997
     10.27(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and George C. Huang.


     10.28(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Lyon T. Lin.
     10.29(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Kevin J. Berry.
     10.30(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Ann P. Shen.
     10.31(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Maurice W. Bizzarri.
     10.32(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and David J. Wippich.
     10.33(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Reza Afghan.
     10.34(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Laurant K. Gharda.
     10.35(6)  Promissory Note, dated March 1, 1998, issued by Pierre A. Narath to the Company.
     10.36(6)  Letter Agreement, dated March 1, 1998, between Pierre A. Narath and the Company.
     10.37++(6)Master Original Equipment Manufacturer (OEM) Software License Agreement, dated September 10, 1997, between the Company and Intel Corporation.
     21(2)     Subsidiaries of the Registrant.
     21(5)     Subsidiaries of the Registrant.
     23.1(6)   Consent of Independent Accountants.
     24.2(6)   Power of Attorney. See signature page.
     27(6)     Financial Data Schedule.

_______________
+    The Securities and Exchange Commission has granted confidential treatment for portions of this document.
++   The Company has requested confidential treatment for portions of this document.

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-05107, filed on June 3, 1996, as amended.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K filed on June 16, 1997, as amended on October 14, 1997.

(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form
     10- Q filed on May 6, 1997.

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10- Q filed on August 13, 1997.

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10- Q filed on November 13, 1997.

(6)  Filed herewith.