Form 10-K/A
period 1997-12-31
AWARD SOFTWARE INTERNATIONAL INC
filed 1998-04-30
CIK 1013920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-K/A
                              WASHINGTON, DC 20549

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

  On March 17, 1998, there were outstanding 6,963,862 shares of the Registrant's Common Stock.

                               TABLE OF CONTENTS



                                                                        PAGE
                                                                        -----
Part I.............................................................       3

  Item 1    Business...............................................       3
  Item 2    Properties.............................................      18
  Item 3    Legal Proceedings......................................      18
  Item 4    Submission of Matters to a Vote of Security Holders....      18

PART II............................................................      19

  Item 5    Market for the Registrant's Common Stock and Related
            Stock Matters..........................................      19
  Item 6    Selected Financial Data................................      19
  Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      21
  Item 8    Financial Statements and Supplementary Data............      28
  Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................      45

PART III...........................................................      46

  Item 10   Directors and Executive Officers of the Registrant.....      46
  Item 11   Executive Compensation.................................      48
  Item 12   Security Ownership of Certain Beneficial Owners and
            Management.............................................      54
  Item 13   Certain Relationships and Related Transactions.........      57

PART IV............................................................      59

  Item 14   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K............................................      59

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

  The Company currently licenses its products to more than 200 customers worldwide, including Compaq Computer Corporation ("Compaq"), LG Electronics Inc. ("LG Electronics"), Micron Electronics, Inc. ("Micron"), Motorola, Inc. ("Motorola"), NEC Corporation ("NEC") and Packard Bell. In response to its customers' need to develop and integrate new technologies rapidly, the Company has developed its business with a particular emphasis on providing local engineering service and support in each of its major target regions: Asia (primarily Taiwan), North America and Europe.

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

  Certain of the markets for the Company's existing and future products, such as the Internet and private internet protocol networks ("Intranet"), have only recently begun to develop and are rapidly evolving. Demand and market acceptance for recently introduced or developing products are subject to a high level of uncertainty and risk. Critical issues concerning the commercial use of the Internet remain unresolved and could adversely affect the growth of Internet use. There can be no assurance that commerce and communication over the Internet or Intranet will become widespread, or that the Company's planned products addressing the Internet and Intranet markets will become widely accepted. Because these markets for the Company's existing and developing products are new and rapidly emerging, it is difficult to predict the future growth rate, if any, and size of these markets. There can be no assurance that such markets for the Company's existing and developing products and technology will develop or that such products will be accepted. If these markets fail to develop, develop more slowly than anticipated or become saturated with competitors, or if the Company's products do not obtain customer acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business --Award Strategy."

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

EXECUTIVE OFFICERS

Management

  The executive officers of the Company and their ages as of December 31, 1997 are as follows:

          NAME             AGE                     Position
          ----             ---                     --------

George C. Huang...........  56  Chairman of the Board, President, Chief
                                Executive Officer and Director

Reza Afghan...............  37  Vice President and General Manager, System
                                Software; President, Award Software Japan KK

Kevin J. Berry............  48  Vice President, Finance, Chief Financial
                                Officer, Treasurer and Secretary

Maurice W. Bizzarri.......  42  Vice President, Research and Development


Laurent K. Gharda........   39  Vice President, Marketing

Lyon T. Lin..............   45  General Manager, Taiwan; President, Award
                                Software Hong Kong Limited

Pierre A. Narath.........   34  Vice President and President, Unicore
                                Software, Inc.

Ann P. Shen..............   57  Senior Vice President, Strategic Business
                                Vice President and General Manager,

David J. Wippich.........   33  Internet and Embedded Products


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

  REZA AFGHAN has served as Vice President and General Manager of System Software since January 1998, and President of Award Software Japan KK since March 1997. From January 1997 to January 1998, Mr. Afghan served as Vice President, Mobile Products. From January 1994 to December 1997, he served as Vice President, Operations. From November 1987 to January 1994, Mr. Afghan served as Vice President, Sales and Operations of GCH. He received his B.S. in Electrical Engineering and Mathematics from Oregon State University.

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

                                                                     THE COMPANY                                 PREDECESSOR
                                                                      ----------                                 -----------
                                                                      YEAR ENDED                   SIX MONTHS     SIX MONTHS
                                                                        DECEMBER                      ENDED          ENDED
                                                                          31,                      DECEMBER 31,     JULY 1,
(In thousands, except per share data)        1997           1996          1995          1994          1993           1993
                                            -------        ------        ------       -------        -------       --------

CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues
 Software license fees.....................  $19,502       $11,721        $6,989        $5,585       $ 1,903        $ 1,763
 Engineering services......................    2,366           472           239           161           107             47
 Related parties...........................    1,499         1,878         1,902           972            50             --
                                             -------       -------        ------        ------       -------        -------
Total revenues.............................  $23,367       $14,071        $9,130        $6,718       $ 2,060        $ 1,810
                                             =======       =======        ======        ======       =======        =======
Income (loss) from operations..............  $ 5,641       $ 3,961        $1,861        $2,057       $(1,125)       $  (628)
                                             =======       =======        ======        ======       =======        =======
Net income (loss)..........................  $ 4,680       $ 2,885        $1,165        $1,258       $(1,178)       $  (655)
                                             =======       =======        ======        ======       =======        =======
Basic net income (loss) per share(1).......    $0.68         $0.54         $0.28         $0.33        $(0.31)
                                             =======       =======        ======        ======       =======
                                               6,867         5,335         4,136         3,842         3,842
Weighted average common shares.............    $0.61         $0.47         $0.25         $0.33        $(0.31)
                                             =======       =======        ======        ======       =======
Diluted net income (loss) per share(1)
Weighted average number of common
 and common equivalent shares...............   7,705         6,095         4,650         3,842         3,842


                                                               THE COMPANY                                       PREDECESSOR
                                                               DECEMBER 31,                                         JULY 1,
                                                             -------------                                          -------
(Dollars in thousands)                         1997         1996           1995          1994          1993           1993
                                             -------       -------        ------        ------       -------        -------
   ........................................
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..................  $24,631       $23,248        $6,498        $1,374       $   280        $   156
Working capital (deficit)..................   27,416        23,792         6,642         1,173        (1,113)        (1,189)
Total assets...............................   34,381        28,410         9,083         3,119         1,807          1,088
Shareholder's equity (deficit).............   29,812        25,091         7,169         1,695          (468)        (1,099)

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

  On May 30, 1997, the Company acquired all of the outstanding stock of Unicore through the Unicore Merger pursuant to the Merger Agreement, dated as of May 29, 1997, by and among the Company, its wholly owned subsidiary, Unicore and Narath. Unicore is engaged in the business of providing basic input/output software upgrades for personal computers and embedded systems. Pursuant to the terms of the Merger Agreement, the Company issued to Narath, the selling shareholder, 218,571 shares of the Company's common stock. The Merger is being treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is being accounted for as a pooling of interests. The terms of the Merger Agreement were determined through arm's-length negotiations between the Company and Unicore and Narath. In addition, Narath entered into an employment agreement with the Company pursuant to which Narath shall serve as a Vice President of the Company and President of Unicore, the Company's wholly owned subsidiary.

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

                                             YEAR ENDED
                                     -----------------------------
                                            DECEMBER 31,
                                     -----------------------------
                                      1997       1996       1995
                                     -------  ---------  ---------
                                        (AS A PERCENTAGE OF
                                           TOTAL REVENUES)

     Revenues:
       Software license fees..........   84%        83%        77%
       Engineering services...........   10          4          2
       Related parties................    6         13         21
                                       ----       ----       ----
         Total revenues...............  100        100        100
                                       ----       ----       ----
     Cost of revenues:
       Software license fees..........    8          4          4
       Engineering services...........    3          1          1
       Related parties................    0          2          2
                                       ----       ----       ----
         Total cost of revenues.......   11          7          7
                                       ----       ----       ----
     Gross profit.....................   89         93         93
                                       ----       ----       ----
     Operating expenses:
       Research and development.......   28         30         30
       Sales and marketing............   21         20         25
       General and administrative.....   16         15         17
                                       ----       ----       ----
         Total operating expenses.....   65         65         72
                                       ----       ----       ----
     Income from operations...........   24         28         21
     Interest expense.................   --         --         --
     Interest and other income, net...    5          4          1
                                       ----       ----       ----
     Income before income taxes.......   29         32         22
     Provision for income taxes.......    9         12          9
                                       ----       ----       ----
     Net income.......................   20%        20%        13%
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



PRICE WATERHOUSE LLP

San Jose, California
January 29, 1998

                      AWARD SOFTWARE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands, except per share data)

                                                     DECEMBER 31,
                                               -----------------------
                                                  1997        1996
                                               ----------  -----------
                ASSETS

Current assets:
  Cash and cash equivalents..................    $24,631      $23,248
  Accounts receivable, net...................      4,256        2,068
  Accounts receivable from related parties...        747        1,197
  Deferred income taxes......................        483          131
  Other current assets.......................      1,698          467
                                                 -------      -------
     Total current assets....................     31,815       27,111
Property and equipment, net..................      1,367          683
Other assets.................................      1,199          616
                                                 -------      -------
                                                 $34,381      $28,410
                                                 =======      =======
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................    $   449      $   215
  Accrued liabilities........................      3,950        3,104
                                                 -------      -------
     Total current liabilities...............      4,399        3,319
Minority interest............................        170           --
                                                 -------      -------
                                                   4,569        3,319
                                                 -------      -------
Commitments (Note 10)

Shareholders' equity:
  Preferred stock, 5,000,000 shares
         authorized; no shares issued
         or outstanding......................         --           --
  Common stock, 40,000,000 shares authorized;
         no par value; 6,941,846 and
         6,538,951 shares issued and
         outstanding.........................     22,571       21,269

Deferred stock compensation..................       (106)        (180)
Retained earnings............................      8,320        4,130
Cumulative translation adjustment............       (973)        (128)
                                                 -------      -------
     Total shareholders' equity..............     29,812       25,091
                                                 -------      -------
                                                 $34,381      $28,410
                                                 =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      AWARD SOFTWARE INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)

                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   1997         1996        1995
                                                                -----------  -----------  ---------
Revenues:
  Software license fees......................................      $19,502      $11,721     $6,989
  Engineering services.......................................        2,366          472        239
  Related parties............................................        1,499        1,878      1,902
                                                                   -------      -------     ------
     Total revenues..........................................       23,367       14,071      9,130
                                                                   -------      -------     ------
Cost of revenues:
  Software license fees......................................        1,828          521        387
  Engineering services.......................................          686          131         43
  Related parties............................................           76          328        206
                                                                   -------      -------     ------
     Total cost of revenues..................................        2,590          980        636
                                                                   -------      -------     ------
Gross profit.................................................       20,777       13,091      8,494
                                                                   -------      -------     ------
Operating expenses:
  Research and development....................................       6,571        4,198      2,751
  Sales and marketing.........................................       4,963        2,855      2,282
  General and administrative..................................       3,602        2,077      1,600
                                                                   -------      -------     ------
     Total operating expenses.................................      15,136        9,130      6,633
                                                                   -------      -------     ------
Income from operations........................................       5,641        3,961      1,861
Interest expense..............................................         (33)          (6)        (9)
Interest and other income.....................................       1,167          552        105
Minority interest.............................................           7           --         --
                                                                   -------      -------     ------
Income before income taxes....................................       6,782        4,507      1,957
Provision for income taxes....................................       2,102        1,622        792
                                                                   -------      -------     ------
Net income....................................................     $ 4,680      $ 2,885     $1,165
                                                                   =======      =======     ======
Basic net income per share....................................     $  0.68      $  0.54     $ 0.28
                                                                   =======      =======     ======
Weighted average common shares................................       6,867        5,335      4,136
                                                                   =======      =======     ======
Diluted net income per share..................................     $  0.61      $  0.47     $ 0.25
                                                                   =======      =======     ======
Weighted average common and common equivalent shares..........       7,705        6,095      4,650
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

                       AWARD SOFTWARE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                               DEFERRED                CUMULATIVE          TOTAL
                                                                STOCK       RETAINED   TRANSLATION     SHAREHOLDERS'
                                          COMMON STOCK       COMPENSATION   EARNINGS   ADJUSTMENT         EQUITY
                                      ---------------------  -------------  --------   ----------         ------
                                        SHARES     AMOUNT
                                      ----------  ---------
Balance at December 31, 1994.......   3,841,801    $ 1,627             --     $   80         $ (12)        $ 1,695
Issuance of Common Stock and war-
 rants, net of issuance costs of
  $165.............................   1,166,669      6,837             --         --            --           6,837
Repurchase of Common Stock.........    (499,687)    (2,998)            --         --            --          (2,998)
Exercise of Common Stock warrants..      70,000         70             --         --            --              70
Exercise of Common Stock options...       7,500          8             --         --            --               8
Warrants issued for services.......          --        374             --         --            --             374
Deferred stock compensation........          --        297           (297)        --            --              --
Amortization of deferred stock
 compensation ......................         --         --             42         --            --              42
Cumulative translation adjustment...         --         --             --         --           (24)            (24)
Net income..........................         --         --             --      1,165            --           1,165
                                      ---------    -------          -----     ------         -----         -------
Balance at December 31, 1995......... 4,586,283      6,215           (255)     1,245           (36)          7,169
Issuance of Common Stock and war-
 rants, net of issuance costs of        801,180      9,573             --         --            --           9,573
  $79................................
Repurchase of Common Stock...........  (250,000)    (2,500)            --         --            --          (2,500)
Exercise of Common Stock warrants....   107,500        108             --         --            --             108
Initial public offering, net of
 issuance costs of $2,172............ 1,250,000      7,828             --         --            --           7,828
Exercise of Common Stock
 options.............................    43,988         45             --         --            --              45
Amortization of deferred stock
 compensation........................        --         --             75         --            --              75

Cumulative translation adjustment....        --         --             --         --           (92)            (92)
Net income...........................        --         --             --      2,885            --           2,885
                                      ---------    -------          -----     ------         -----         -------
Balance at December 31, 1996......... 6,538,951     21,269           (180)     4,130          (128)         25,091
Issuance of Common Stock, net........    72,391        482             --         --            --             482
Tax benefits related to
 disqualifying dispositions of
 stock options.......................        --        622             --         --            --             622
Pooling of interests with Unicore....   218,571         35             --       (490)           --            (455)
Exercises of Common Stock options....   111,933        163             --         --            --             163
Amortization of deferred stock
 compensation........................        --         --             74         --            --              74
Cumulative translation adjustment....        --         --             --         --          (845)           (845)
Net income...........................        --         --             --      4,680            --           4,680
                                      ---------    -------          -----     ------         -----         -------
Balance at December 31, 1997......... 6,941,846    $22,571          $(106)    $8,320         $(973)        $29,812
                                      =========    =======          =====     ======         =====         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1997          1996         1995
                                                                     -----------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................         $ 4,680       $ 2,885     $ 1,165
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization...............................             706           223         132
   Deferred income taxes.......................................            (352)          130        (143)
   Warrants issued for services................................              --            --         374
   Deferred stock compensation.................................              74            75          42
   Minority interest...........................................             170            --          --
   Changes in assets and liabilities, net of acquisition:
     Accounts receivable, net..................................          (2,396)       (1,057)        (40)
     Accounts receivable from related parties..................             449          (347)     (1,205)
     Other current assets......................................          (1,221)         (539)        138
     Other assets..............................................             (53)         (211)         24
     Accounts payable..........................................             160            24          49
     Accrued liabilities.......................................             821         1,372         899
                                                                        -------       -------     -------
       Net cash provided by operating activities...............           3,038         2,555       1,435
                                                                        -------       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............................         (1,170)         (579)       (147)
Capitalized software development costs..........................           (613)         (209)         --
                                                                        -------       -------     -------
       Net cash used in investing activities....................         (1,783)         (788)       (147)
                                                                        -------       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Common Stock issuances........................            482        17,401       6,837
Proceeds from exercise of options and warrants..................            163           153          78
Repurchases of Common Stock.....................................             --        (2,500)     (2,998)
Repayments under note obligations...............................           (390)           --         (73)
                                                                        -------       -------     -------
       Net cash provided by financing activities................            255        15,054       3,844
                                                                        -------       -------     -------
Effect of exchange rate changes on cash.........................           (585)          (71)         (8)
                                                                        -------       -------     -------
Net increase in cash and cash equivalents.......................            925        16,750       5,124
Cash and cash equivalents at beginning of period................         23,706         6,498       1,374
                                                                        -------       -------     -------
Cash and cash equivalents at end of period......................        $24,631       $23,248     $ 6,498
                                                                        =======       =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest..........................................        $    33       $     6     $    10
Cash paid for income taxes......................................        $ 2,300       $   996     $   282

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

GCH Acquisition

  On July 2, 1993, GCH Systems, Inc. ("GCH"), an independent developer of microcomputers and application-specific integrated circuits, acquired 100 percent of Award's outstanding Common Stock for $1,905, consisting of $725 in cash and the assumption of $1,180 in liabilities. From the acquisition date through December 30, 1994, Award operated as a wholly owned subsidiary of GCH. On December 31, 1994, Award and GCH became separate companies through a spinoff of 100 percent of Award's Common Stock on a pro rata basis to GCH shareholders. Award and GCH have certain common members on their Boards of Directors. Award and GCH, from time to time have made non-interest-bearing cash advances to each other for working capital purposes.

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

  The following table summarizes the net accounts receivable from customers located in the following geographic areas:

                      AWARD SOFTWARE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)

                                                         DECEMBER 31,
                                                      ------------------
                                                        1997      1996
                                                      ---------  -------
          United States..............................    $2,074   $  327
          Asia Pacific...............................     2,100    1,669
          Europe.....................................        82       72
                                                         ------   ------
                                                         $4,256   $2,068
                                                         ======   ======

     All related party receivables are from United States customers. No customer accounted for over 10.0% of accounts receivable at December 31, 1997. One customer accounted for 26.1% of accounts receivable at December 31, 1996.

4.  BALANCE SHEET COMPONENTS

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
ACCOUNTS RECEIVABLE:
Accounts receivable.................................    $4,345      $2,183
Less: allowance for doubtful accounts...............       (89)       (115)
                                                        ------      ------
                                                        $4,256      $2,068
                                                        ======      ======
PROPERTY AND EQUIPMENT:
Computer equipment..................................    $1,453      $  796
Office equipment....................................       334         124
Furniture and fixtures..............................       381         102
                                                        ------      ------
                                                         2,168       1,022
Less accumulated depreciation.......................      (801)       (339)
                                                        ------      ------
                                                        $1,367      $  683
                                                        ======      ======
OTHER ASSETS:
Goodwill............................................    $  265      $  265
Capitalized software................................     1,346         344
Other...............................................       104         263
                                                        ------      ------
                                                         1,715         872
Less accumulated amortization:
     Goodwill.......................................      (239)       (186)
     Capitalized software...........................      (277)        (70)
                                                        ------      ------
                                                        $1,199      $  616
                                                        ======      ======
ACCRUED LIABILITIES:
Salaries and benefits...............................    $1,195      $  584
Royalties...........................................       543          90
Income taxes payable................................     1,686       1,160
Deferred revenue....................................       195         615
Other...............................................       331         655
                                                        ------      ------
                                                        $3,950      $3,104
                                                        ======      ======

5.  NET INCOME PER SHARE

  The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations for 1997, 1996 and 1995:

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)

                                                                                    December 31,
                                                                                    ------------
(in thousands, except per share data)                                     1997          1996         1995
                                                                      ------------  ------------  -----------
BASIC NET INCOME PER SHARE
Net income available to Common Shareholders.......................      $4,680        $2,885       $1,165
                                                                        ======        ======       ======
Weighted average common shares....................................       6,867         5,335        4,136
                                                                        ======        ======       ======
Basic net income per share........................................      $ 0.68        $ 0.54       $ 0.28
                                                                        ======        ======       ======
DILUTED NET INCOME PER SHARE
Net income available to Common Shareholders.......................      $4,680        $2,885       $1,165
                                                                        ======        ======       ======
Weighted average common shares....................................       6,867         5,335        4,136
Dilutive common stock equivalents.................................         838           760          514
                                                                        ------        ------       ------
Weighted average common shares and equivalents....................       7,705         6,095        4,650
                                                                        ======        ======       ======
Diluted net income per share......................................      $ 0.61        $ 0.47       $ 0.25
                                                                        ======        ======       ======

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

7.  EMPLOYEE BENEFIT PLANS

Equity Incentive and Stock Option Plan

  During 1997, the Company adopted the 1997 Equity Incentive Plan, under which 700,000 shares of common stock are reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options. Stock options are granted at prices determined by the Board of Directors and generally may not be less than 110% and 85%, for incentive and nonstatutory options, respectively, of the estimated fair value of the related shares on the date of grant. Options granted under the Plan are for periods not to exceed ten years, are exercisable generally one year after date of grant and vest ratably over a maximum period of five years following the date of grant. For options expired or canceled, the stock not purchased under such options shall revert to and again become available for re-issuance under the plan. The Plan provides for an unvested share repurchase option on behalf of the Company. In the event an optionee ceases to be eligible under the Plan for any reason, shares acquired on the exercise of an option which have not yet vested may be repurchased by the Company at the optionee's original cost per share. At December 31, 1997, no shares were subject to repurchase.

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

  Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been further reduced to the pro forma amounts indicated below:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                               1997           1996           1995
                                                                           -------------  -------------  -------------
Net income
   As reported  .........................................................     $4,680         $2,885         $1,165
                                                                              ======         ======         ======
   Pro forma  ...........................................................     $3,475         $2,717         $1,155
                                                                              ======         ======         ======
Net income per share
   As reported:
        Basic  ..........................................................     $ 0.68         $ 0.54         $ 0.28
                                                                              ======         ======         ======
        Diluted  ........................................................     $ 0.61         $ 0.47         $ 0.25
                                                                              ======         ======         ======
   Pro forma:
        Basic  ..........................................................     $ 0.51         $ 0.51         $ 0.28
                                                                              ======         ======         ======
        Diluted  ........................................................     $ 0.48         $ 0.45         $ 0.25
                                                                              ======         ======         ======

  Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively.

STOCK OPTION ASSUMPTIONS:                                                            YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                               1997            1996            1995
                                                                          --------------  --------------  --------------
Stock Option Plan
   Expected dividend yield  .............................................       0.00%           0.00%           0.00%
   Expected stock price volatility  .....................................      60.75%          55.00%          55.00%
   Risk-free interest rate  .............................................       6.19%           6.05%           5.50%
   Expected life (years)  ...............................................       5               5               5
Stock Purchase Plan
   Expected dividend yield  .............................................       0.00%             --              --
   Expected stock price volatility  .....................................      60.75%             --              --
   Risk-free interest rate  .............................................       5.37%             --              --
   Expected life (years)  ...............................................       0.5               --              --


  A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)


                                                                                SHARES SUBJECT TO OUTSTANDING OPTIONS
                                                                           -----------------------------------------------
                                                                                                                WEIGHTED-
                                                              OPTIONS                                            AVERAGE
                                                           AVAILABLE FOR      NUMBER OF         PRICE PER       EXERCISE
                                                               GRANT            SHARES            SHARE          PRICE
                                                           --------------  ----------------  ---------------  ------------

Balance at December 31, 1994  ............................       685,950           564,050       $      1.00        $ 1.00
  Granted  ...............................................      (191,105)          191,105         1.00-6.00          2.01
  Exercised  .............................................            --            (7,500)             1.00          1.00
  Canceled  ..............................................         1,500            (1,500)             1.00          1.00
                                                                --------         ---------       -----------        ------
Balance at December 31, 1995..............................       496,345           746,155         1.00-6.00          1.26
  Granted  ...............................................      (329,000)          329,000        6.75-11.00          9.97
  Exercised  .............................................            --           (43,988)             1.00          1.00
  Canceled  ..............................................        61,709           (61,709)       1.00-10.00          2.24
                                                                --------         ---------       -----------        ------
Balance at December 31, 1996  ............................       229,054           969,458        1.00-11.00          4.16
  Authorized..............................................       968,446                --                --            --
  Granted  ...............................................      (904,400)          904,400        9.25-11.25         10.37
  Exercised  .............................................            --          (111,933)       1.00-10.00          1.46
  Canceled  ..............................................        41,551           (41,551)       1.00-10.63          9.79
                                                                --------         ---------       -----------        ------
Balance at December 31, 1997  ............................       334,651         1,720,374       $1.00-11.25        $ 7.46
                                                                ========         =========       ===========        ======


  Options for 577,516, 345,685 and 106,500 shares of Common Stock were exercisable at December 31, 1997, 1996 and 1995, respectively. Weighted average fair value of options granted during the year were $5.98, $2.59 and $2.13 for 1997, 1996 and 1995, respectively.

  The following table summarizes information about stock options outstanding at December 31, 1997:

                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-----------------------------------------------------------------  -------------------------
                                         WEIGHTED-
                                          AVERAGE      WEIGHTED-                 WEIGHTED-
      RANGE of             NUMBER        REMAINING      AVERAGE      NUMBER       AVERAGE
      EXERCISE           OUTSTANDING    CONTRACTUAL    EXERCISE    EXERCISABLE    EXERCISE
       PRICES            AT 12/31/97        LIFE         PRICE     AT 12/31/97     PRICE
---------------------  ---------------  ------------  -----------  -----------  ------------
$1.000 --  5.000           535,411       7.11 years      $ 1.24      372,310        $ 1.18
 6.000 -- 10.250           581,213       9.09 years        9.60       99,317          9.45
10.625 -- 13.125           603,750       9.21 years       10.91      105,889         10.69
                         ---------                       ------      -------        ------
                         1,720,374       8.52 years      $ 7.46      577,516        $ 4.35
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

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)

401(k) Plan

  In January 1995, the Board of Directors adopted an employee savings and retirement plan (the "401(k) Plan") covering substantially all of the Company's employees. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. The Company made no contributions to the 401(k) Plan in 1997, 1996 or 1995.

8.  INCOME TAXES

  Income before income taxes was subject to tax in the following jurisdictions:

                                        YEAR ENDED DECEMBER 31,
                                  ------------------------------------
                                     1997         1996        1995
                                  -----------  ----------  -----------
United States  ..................      $1,438      $2,108       $  464
Foreign  ........................       5,344       2,399        1,493
                                       ------      ------       ------
                                       $6,782      $4,507       $1,957
                                       ======      ======       ======


  The provision (benefit) for income taxes is composed of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          1997         1996         1995
                                                      ------------  ----------  ------------
Current:
  Federal  ..........................................      $1,000       $  709        $ 484
  State  ............................................          98           59           46
  Foreign  ..........................................       1,356          724          405
                                                           ------       ------        -----
    Total current  ..................................       2,454        1,492          935
                                                           ------       ------        -----
Deferred:
  Federal............................................        (382)          95         (133)
  State..............................................          30           35          (10)
  Foreign  ..........................................          --           --           --
                                                           ------       ------        -----
    Total deferred  .................................        (352)         130         (143)
                                                           ------       ------        -----
                                                           $2,102       $1,622        $ 792
                                                           ======       ======        =====


  Significant components of the Company's deferred tax assets (liabilities) were as follows:

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)

                                                        DECEMBER 31,
                                                  -------------------------
                                                     1997          1996
                                                  -----------  ------------
Deferred tax liabilities:
  Capitalized software...........................    $(320)        $ (90)
                                                     -----         -----
Deferred tax assets:
  Accrued liabilities............................       67            79
  Depreciation...................................       77            18
  Allowance for doubtful accounts................       34            34
  State tax deduction............................        2             6
  Tax credits....................................      478             0
  Other..........................................      145            84
                                                     -----         -----
                                                       803           221
                                                     -----         -----
Net deferred tax assets..........................    $ 483         $ 131
                                                     =====         =====

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1997         1996          1995
                                                       ------------  -----------  ------------
Tax provision at the U.S. federal statutory rate....      $2,306       $1,532         $ 666
 of 34%............................................
Foreign income taxed at different rates.............        (486)         (80)          (77)
State and local taxes, net of federal benefit.......          69          221           117
Release of valuation allowance......................          --           --          (117)
Nondeductible charges and accruals..................         207           --           166
Other...............................................           6          (51)           37
                                                          ------       ------         -----
Provision for income taxes..........................      $2,102       $1,622         $ 792
                                                          ======       ======         =====
Effective tax rates.................................          31%          36%           40%
                                                          ======       ======         =====

9.  REVENUES, GEOGRAPHIC INFORMATION AND EXPORT SALES

  Revenues from customers representing 10% or more of consolidated revenues were as follows:

                                         YEAR ENDED DECEMBER 31,
                                  --------------------------------------
                                      1997         1996         1995
                                  ------------  -----------  -----------
Customer A.....................          --           --         13.9%
Customer B--Related party......         5.4%        11.0%        13.4%

  The components of related parties revenues and costs of revenues are:

                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
Revenues:
  Software license fees...........................      $1,479       $1,148       $1,084
  Engineering services............................          20          730          818
                                                        ------       ------       ------
    Total related party revenues..................      $1,499       $1,878       $1,902
                                                        ======       ======       ======
Cost of revenues:
  Software license fees...........................      $   74       $   58       $   60
  Engineering services............................           2          270          146
                                                        ------       ------       ------
    Total related party cost of revenues..........      $   76       $  328       $  206
                                                        ======       ======       ======

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)

The following is a summary of the Company's geographic operations:

                                                UNITED                  ASIA
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

  Export sales from the United States to international customers were as follows:

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  -----------
Europe, principally Germany..........     $2,164      $2,003       $1,315
Asia Pacific, principally Japan......        850         164           95
                                          ------      ------       ------
                                          $3,014      $2,167       $1,410
                                          ======      ======       ======

10.  COMMITMENTS

Operating leases


  The Company leases its office facilities in the U.S., Taiwan, Hong Kong, Japan and Germany. Future minimum payments under non-cancelable operating leases, as of December 31, 1997, were $651 and $148 for 1998 and 1999, respectively.

  Under an agreement that extends through 1998, the Company subleases office facilities in Mountain View, California with GCH and was charged rent totaling $362, $161 and $84 for 1997, 1996 and 1995, respectively. The Company also leases office facilities in Taipei, Taiwan from GCH-Sun Systems Company Ltd., a subsidiary of GCH, and a shareholder on a month-to-month basis and was charged rent totaling $269, $225 and $101 for 1997, 1996 and 1995, respectively. In addition, the Company leases office facilities in North Andover, Massachusetts from a realty company owned by an executive officer of the Company and was charged rent totaling $69 in 1997. Management believes the terms of these transactions are no less favorable than could be obtained from unaffiliated third parties.

  Total rent expense, including amounts to related parties above, was $799, $470 and $273 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)



                       AWARD SOFTWARE INTERNATIONAL, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                                                                QUARTERS ENDED
                                -------------------------------------------------------------------------------
                                                 1997                                    1996
                                --------------------------------------  ---------------------------------------
                                Dec. 31   SEPT. 30  JUNE 30   MAR. 31   DEC. 31   SEPT. 30  JUNE 30    MAR. 31
                                --------  --------  --------  --------  --------  --------  --------  ---------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..................  $7,535    $5,603    $5,202    $5,028    $4,522    $3,395    $3,342    $ 2,812
Gross profit....................   6,237     5,080     4,773     4,688     4,231     3,137     3,199      2,524
Income from operations..........   1,941     1,408     1,195     1,098     1,573       835     1,034        519
Net income......................   1,660     1,128     1,000       892     1,174       608       717        386
Basic net income per share......  $ 0.24    $ 0.16    $ 0.15    $ 0.13    $ 0.19    $ 0.12    $ 0.14    $  0.08
Diluted net income per share....  $ 0.22    $ 0.15    $ 0.13    $ 0.12    $ 0.17    $ 0.10    $ 0.13    $  0.07


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS

                 NAME                          AGE        PRINCIPAL OCCUPATION/POSITION HELD WITH THE COMPANY
                 ----                          ---        ---------------------------------------------------
George C. Huang..........................       56        Chairman of the Board of Directors, President, Chief
                                                          Executive Officer and Director of the Company
Cheng Ming Lee...........................       55        President and Chief Executive Officer, Taiwan Venture
                                                          Capital Corporation and Fidelity Venture Capital Corporation
                                                          and Director of the Company
David S. Lee.............................       60        Chairman, CMC Industries, Inc. and Director of the Company
Masami Maeda.............................       64        President and Chief Executive Officer, Sun Corporation and
                                                          Director of the Company
Anthony Sun..............................       45        General Partner, Venrock Associates and Director of the
                                                          Company
William P. Tai...........................       35        General Partner, Institutional Venture Partners and Director
                                                          of the Company
Willy Weck...............................       46        Finance Manager and Chief Financial Officer, Vobis
                                                          Microcomputer AG and Director of the Company


  GEORGE C. HUANG has served as Chairman of the Board of Directors, President, Chief Executive Officer and Director since July 1993. From January 1984 to the present, Dr. Huang has served as Chairman of the Board of Directors of GCH Systems, Inc. ("GCH"), a company that develops and markets embedded controllers, Application Specific Integrated Circuits and PC Systems, and from January 1984 until November 1994, he also served as Chief Executive Officer of GCH. From February 1987 to the present, Dr. Huang has served as a Director of GCH-Sun Systems Company Ltd. ("GSS"), a subsidiary of GCH. From January 1990 to May 1996, Dr. Huang served as a Director of Fidelity Venture Capital Corporation ("FVCC"), a shareholder of GCH and the Company. Dr. Huang received a B.S. from National Taiwan University, an M.S. from Washington State University and a Ph.D. in Electrical Engineering from the University of Washington. Dr. Huang and Lyon
T. Lin, an executive officer of the Company, are brothers-in-law.

  CHENG MING LEE has served as a director since July 1993. From April 1987 to the present, Dr. Lee has served as the President and Chief Executive Officer of Taiwan Venture Capital Corporation ("TVCC") and FVCC, both of which are shareholders of the Company. Dr. Lee serves on the Board of Directors of Taiwan Opportunities Fund Limited and CNET Technology Corp. Dr. Lee received a B.S. from National Taiwan University, an M.S. from Stanford University and a Ph.D. in Chemical Engineering from the University of Houston.

  DAVID S. LEE has served as a director since December 1994. From May 1995 to the present, Mr. Lee has served as the Chairman of CMC Industries, Inc., a contract manufacturing company. From November 1985 to August 1994, Mr. Lee served as the President and Chief Executive Officer of DTC Data Technology Corporation (formerly Qume Corporation), a manufacturer of disk controller and communication peripherals. Mr. Lee serves on the Board of Directors of Linear Technology Corporation, Photonics Corporation and Centigram Communications Corporation. In addition, Mr. Lee is a member of the Board of Regents of the University of California. Mr. Lee holds an Honorary Doctorate of Engineering and a B.S. in Mechanical Engineering from Montana State University and an M.S. in Mechanical Engineering from North Dakota State University.

  MASAMI MAEDA has served as a director since January 1995. From April 1971 to the present, Mr. Maeda has served as President and Chief Executive Officer of Sun Corporation, a manufacturer of electronic devices. He is also a member of the Board of Directors of GCH and GSS.

  ANTHONY SUN has served as a director since October 1995. From 1979 to the present, Mr. Sun has been a general partner at Venrock Associates, a venture capital firm. Previously, Mr. Sun was employed by

HewlettPackard, TRW and Caere Corporation. Mr. Sun is a director of Cognex Corporation, a computer systems company, 3dFx Interactive, Inc., a 3-d semiconductor company, Inference Corporation, a client/server internet help desk software company, Komag, Inc., a computer storage component company, and Worldtalk Communications Corporation, a software application router company. Mr. Sun holds S.B.E.E., S.M.E.E. and Advanced Engineer degrees from the Massachusetts Institute of Technology and an M.B.A from Harvard University.

  WILLIAM P. TAI has served as a director since June 1995. From July 1997 to the present, Mr. Tai has been a general partner of funds managed by Institutional Venture Partners. From September 1991 to July 1997, Mr. Tai was affiliated with the Walden Group of Venture Capital Funds. From August 1987 to September 1991, Mr. Tai established Alex. Brown & Sons Inc.'s research effort in the semiconductor industry. Mr. Tai also serves on the Board of Directors of 8x8, Inc., Network Peripherals, Inc., and is Chairman of AUNET Corporation. Mr. Tai holds a B.S. with Honors in Electrical Engineering from the University of Illinois and an M.B.A. from Harvard University.

  WILLY WECK has served as a director since April 1997. From December 1993 to the present, Mr. Weck has served as Finance Manager and Chief Financial Officer of Vobis Microcomputer AG, a computer and peripherals retailing and production company. From January 1992 to December 1993, Mr. Weck served as head of the Controlling Department of Vobis Microcomputer AG. For a description of the voting agreement relating to Mr. Weck and Vobis Microcomputer AG, see "Certain Relationships and Related Transactions."


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year and written representations that no other reports were required, if any, the filing requirements of Section 16(a) applicable to its officers, directors and 10% shareholder were satisfied during the fiscal year ended December 31, 1997, except as follows. Mr. Weck did not file Form 3.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

  During the fiscal year ended December 31, 1997, Drs. Huang and Lee, and Messrs. Lee, Maeda, Sun, Tai and Weck received $3,000, $4,000, $4,089, $6,000, $3,000, $3,000, and $2,000, respectively, cash compensation for service on the Board of Directors, and reimbursement of expenses in connection with attendance at Board meetings. As of December 31, 1997, cash compensation for service on any committee thereof, and reimbursement of expenses in connection with committee meetings were unpaid.

  In March 1997, in response to industry trends and customer demands, the Company's Board of Directors formed a special committee (the "Acquisition Committee") authorized to review, evaluate and make recommendations regarding strategic acquisitions, business combinations and joint venture opportunities as a way to enhance the Company's business and operations and long-term shareholder value. During the fiscal year ended December 31, 1997, Messrs. Lee, Sun and Tai, members of the Acquisition Committee, were granted options to purchase 25,000, 25,000 and 35,000 shares of the Company's common stock, respectively, at an exercise price of $10.625 per share. In addition, Mr. Weck, as a new director, was granted options to purchase 30,000 shares of the Company's common stock at an exercise price of $10.625 per share.


COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

  The following table shows for the fiscal year ended December 31, 1997, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1997 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                               SECURITIES
                                                               OTHER ANNUAL    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR  SALARY($)     BONUS($)    COMPENSATION($)  OPTIONS(#)   COMPENSATION($)
----------------------------  ----  ----------  ------------  ---------------  -----------  ---------------
George C. Huang               1997   $160,000    $ 72,000                 --       30,000               --
   Chairman of the Board,     1996   $133,503    $ 52,650                 --       35,000               --
   President and Chief        1995   $ 92,986          --                 --           --               --
   Executive Officer

Kevin J. Berry(l)             1997   $110,000    $ 49,500                 --       27,500               --
   Vice President, Finance,   1996   $ 87,885    $ 32,063                 --       17,500               --
   Chief Financial Officer,
   Treasurer and Secretary

Lyon T. Lin                   1997   $101,513    $222,877(2)              --           --               --
   General Manager, Taiwan;   1996   $ 94,500    $150,285(3)              --       20,000               --
   President, Award Software  1995   $110,618    $ 62,703(4)              --           --               --
   Hong Kong Limited

Ann P. Shen                   1997   $ 95,000    $ 98,549(4)              --           --               --
   Senior Vice President,     1996   $ 91,461    $ 65,967(4)              --        7,500               --
   Strategic Business         1995   $ 85,000    $ 32,090(4)              --           --               --

                                                                               SECURITIES
                                                               OTHER ANNUAL    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR  SALARY($)     BONUS($)    COMPENSATION($)  OPTIONS(#)   COMPENSATION($)
----------------------------  ----  ----------  ------------  ---------------  -----------  ---------------
Pierre A. Narath (5)          1997   $229,633     $ 51,871              --        55,000               --
   Vice President and
   President, Unicore

____________

(1)  Total annual compensation for 1995 did not exceed $100,000.

(2)  Represents sales commissions earned of $193,040 and cash bonus of $29,837.

(3)  Represents sales commissions earned of $141,458 and cash bonus of $8,827.

(4)  Represents sales commissions earned.

(5) This Named Executive Officer was not an Officer of the Company prior to January 1, 1997.

STOCK OPTION GRANTS AND EXERCISES

  The Company grants options to its executive officers under its 1995 Stock
Option Plan (the "1995 Plan") and   1997 Equity Incentive Plan (the "1997
Plan"). In March 1997, the Company increased the number of shares of Common Stock issuable under the 1995 Plan by 268,446 shares for option grants made to existing and newly hired employees of the Company, none of whom were directors or executive officers. In June 1997, the Company adopted the 1997 Plan, under which 700,000 shares of Common Stock are reserved for issuance to eligible employees, directors and consultants upon exercise of the stock options. As of March 31, 1998, options to purchase a total of 1,288,884 shares were outstanding and 0 options to purchase shares remained available for grant thereunder under the 1995 Plan, and options to purchase a total of 700,000 shares were outstanding and 0 options to purchase shares remained available for grant thereunder under the 1997 Plan.

  The following tables show, for the fiscal year ended December 31, 1997, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:


                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                              POTENTIAL
                                                                                              REALIZABLE
                                                                                           VALUE AT ASSUMED
                        NUMBER OF          % OF TOTAL                                    ANNUAL RATE OF STOCK
                        SECURITIES          OPTIONS                                      PRICE APPRECIATION FOR
                        UNDERLYING         GRANTED TO     EXERCISE OR                         OPTION TERM(4)
                         OPTIONS          EMPLOYEES IN    BASE PRICE     EXPIRATION   ---------------------------
NAME                   GRANTED(#)(1)      FISCAL YEAR(2)  ($/SH)(3)        DATE            5% ($)       10% ($)
---------------------  ------------       ------------    -----------    ----------   -----------     -----------
George C. Huang            30,000              3.32%         $10.63        03/25/07        $200,494      $508,088

Kevin J. Berry             27,500              3.04%         $10.63        03/25/07        $183,786      $465,747

Lyon T. Lin                    --                --              --              --              --            --

Ann P. Shen                    --                --              --              --              --            --

Pierre A. Narath           55,000              6.08%         $10.25        07/30/07        $354,599      $898,618

____________

(1) Options granted generally become exercisable at the rate of 25% on the first anniversary date of grant and 1/48th monthly thereafter, except for Dr. Huang and Mr. Berry, whose options granted became exercisable at the rate of 25% on March 26, 1997 and 1/28th monthly thereafter. The term of the option is ten years.

(2) Based on an aggregate of 904,400 options granted to employees of, consultants to and directors of the Company during fiscal year ended December 31, 1997, including the Named Executive Officers.

(3) The exercise price per share of each option is equal to the fair market value of the Common Stock on the date of grant.

(4) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit the shareholder.


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                    NUMBER OF      NUMBER OF
                                                    SECURITIES     SECURITIES      VALUE OF         VALUE OF
                                                    UNDERLYING     UNDERLYING     UNEXERCISED     UNEXERCISED
                          SHARES                   UNEXERCISED    UNEXERCISED    IN-THE-MONEY     IN-THE-MONEY
                         ACQUIRED                   OPTIONS AT     OPTIONS AT     OPTIONS AT       OPTIONS AT
                           ON           VALUE       12/31/97 (#)  12/31/97 (#)   12/31/97 ($)     12/31/97 ($)
NAME                    EXERCISE (#)  REALIZED ($) EXERCISABLE   UNEXERCISABLE   EXERCISABLE(1)  UNEXERCISABLE(1)
---------------------  -----------   -----------   -----------   -------------   --------------  ----------------
George C. Huang                --            --         75,475          49,525   $    179,766              --

Kevin J. Berry                 --            --         39,671          30,329   $     40,995              --

Lyon T. Lin                    --            --         44,791          25,209   $    216,145    $     58,856

Ann P. Shen                    --            --         22,119          11,431   $    115,649    $     34,927

Pierre A. Narath               --            --             --          55,000             --              --

____________

(1) Based on the fair market value of the Common Stock of the Company as of December 31, 1997 ($7.50), minus the exercise price, multiplied by the number of shares underlying the option.


                             EMPLOYMENT AGREEMENTS

  Except for two employees in the United States and all employees in Germany, none of the Company's employees is party to an employment agreement with the Company. Eight executive officers of the Company are parties to severance benefits agreements. See "Certain Relationships and Related Transactions" for a discussion of the severance benefits agreements, as amended.


        REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                           ON EXECUTIVE COMPENSATION


COMPENSATION COMMITTEE REPORT

  The Compensation Committee of the Board of Directors ("Committee") is composed of Messrs. David S. Lee, Anthony Sun and William P. Tai, none of whom are currently officers or employees of the Company. The Committee is responsible for establishing the Company's compensation programs for all employees, including executives. For executive officers, the Committee evaluates performance and determines compensation policies and levels.

COMPENSATION PHILOSOPHY

  The goals of the compensation program are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term shareholder value. Key elements of this philosophy are:

   . Total compensation should be sufficiently competitive with other high-growth companies in the software industry so that the Company can attract and retain qualified executives.

   . The Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

   . The Company provides significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long-term to respond to the Company's business challenges and opportunities as owners and not just as employees.

  BASE SALARY. The Committee annually reviews each executive officer's base salary. When reviewing base salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

  ANNUAL INCENTIVE. The bonus targets for executive officers are individually based. The Committee determines the amount targeted for the chief executive officer and the chief executive officer recommends to the Committee the bonus targets for the remainder of the executive officers. The amount of the bonus earned has historically been tied to the Company's sales and operating income. Specific financial and business objectives established under the bonus program are confidential commercial and business information and, as such, need not be disclosed pursuant to instruction 2 to Item 402(k) of Regulation S-K.

  As a percent of total cash compensation (percentage determined by dividing the target bonus by the sum of base salary and target bonus), 1997 target bonuses for the Named Executive Officers ranged from 18 % to 69 % with an average of 40%.

  The annual bonus is a variable pay program for officers and other senior managers of the Company to earn additional annual compensation (the "Bonus Plan"). The actual bonus award earned depends on the extent to which Company and individual performance objectives are achieved. At the start of each year, the Committee reviews and approves the annual performance objectives for the Company and individual officers. The Company objectives consist of operating, strategic and financial goals that are considered to be critical to the Company's fundamental long-term goal-building shareholder value. With respect to officers and senior management other than the chief executive officer, the Committee places considerable weight on the recommendations of the chief executive officer.

  LONG-TERM INCENTIVES. The Company's long-term incentive program consists of the 1995 Stock Option Plan and 1997 Equity Incentive Plan. The option program utilizes vesting periods (generally four years) to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term shareholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the Company's Common Stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the software development industry and the Company's philosophy of significantly linking executive compensation with shareholder interests. In 1997, the Committee granted executive stock options that will vest over a four-year period.

  EMPLOYMENT AGREEMENTS. In recognition of their past and anticipated future contributions to the long-term success of the Company and shareholder value, and in light of the competitive market for qualified and experienced executives in the software industry, the Company entered into a Severance Benefits Agreement (each a "Severance Agreement") with all of its executive officers, except for one executive officer who is a party to an employment agreement with the Company. The Committee believes that each such Severance Agreement is consistent with the arrangements of other similarly qualified executive officers in the software industry. See "Certain Relationships and Related Transactions" for a discussion of the Severance Agreements, as amended.

CORPORATE PERFORMANCE AND CHIEF EXECUTIVE OFFICER COMPENSATION

  Dr. Huang's base salary at the beginning of 1997 as President and Chief Executive Officer was $160,000. In setting this amount, the Committee took into account (i) the scope of Dr. Huang's responsibility and (ii) the Board's confidence in Dr. Huang to lead the Company's continued development.
Considering these factors, Dr. Huang was granted an option to purchase 30,000 shares of Common Stock (representing less than 1% of the Company's fully diluted equity) as an incentive for future performance, an amount the Committee determined was consistent with competitive practices.

  During 1997, the Company achieved all of its corporate objectives. The Committee rated Dr. Huang's individual performance as successful primarily reflecting the Company's achievement of its financial and other strategic goals including the Unicore Merger, Japan Joint Venture and Willows acquisition. This performance level resulted in a cash bonus of $72,000 for 1997 or 31% of his total cash compensation.


ACQUISITION COMMITTEE

  In response to industry trends and customer demands to provide greater service at low costs and competitive pricing, the Company's Board of Directors formed the Acquisition Committee to review, evaluate and make recommendations regarding strategic acquisitions, business combinations and joint venture opportunities as a way to enhance the Company's business and operations and long-term shareholder value. In connection with their duties and responsibilities to the Acquisition Committee, Dr. Huang and Mr. Berry were granted options to purchase 30,000 and 27,500 shares of the Company's common stock, respectively, at an exercise price of $10.625 per share.


                                  CONCLUSION

  Through the plans described above, a significant portion of the Company's compensation program and Dr. Huang's compensation are contingent on Company performance, and realization of benefits is closely linked to increases in long-term shareholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in highly variable compensation for a particular time period.

                            COMPENSATION COMMITTEE

                  David S. Lee, Anthony Sun and William P. Tai


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee consists of Messrs. David S. Lee, Anthony Sun and William P. Tai. No member of the Compensation Committee of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. For a description of transactions and relationships involving the Company and members of the Compensation Committee, see "Certain Relationships and Related Transactions."

                     PERFORMANCE MEASUREMENT COMPARISON(l)

  The following performance graph assumes an investment of $100 on October 25, 1996, the date of the Company's initial public offering, and compares the change to December 31, 1997 in the market price of the Common Stock with a broad market index (S&P 500) and an industry index (S&P Computers (Software & Services)).
The Company paid no dividends during the periods shown and the performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

---------------------------- FISCAL YEAR ENDING -------------------------------
COMPANY                                       1996          1996         1997

AWARD SOFTWARE INTERNAT                      100.00        121.88        93.75
INDUSTRY INDEX                               100.00        109.81       152.97
BROAD MARKET                                 100.00        105.43       140.60


(1) This section is not "soliciting material," is not being filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 1, 1998 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table employed by the Company in that capacity on March 1, 1998; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.


                                                                               BENEFICIAL OWNERSHIP (1)
                                                                           ---------------------------------
                                                                              NUMBER OF        PERCENT OF
                            BENEFICIAL OWNER                                   SHARES            TOTAL
                            ----------------                               ---------------  ----------------
Vobis Microcomputer AG (2).................................................        993,742            12.09%
  Carlo-Schmid-StraBe
  D-5102 Wurselen Germany

George C. Huang (3)........................................................        626,409             7.62%
  Award Software International, Inc
  777 East Middlefield Road
  Mountain View, CA 94043

Wellington Management Company, LLP.........................................        442,400             5.38%
  75 State Street
  Boston, MA 02109

Sun Corporation............................................................        424,797             5.17%
  250 Asahi, Kochino-Cho
  Konan City, Aichi Prefecture 483 Japan

Venrock Associates (4).....................................................        416,666             5.07%
  30 Rockfeller Plaza, Room 5508
  New York, NY 10112

Willy Weck (5).............................................................      1,001,867            12.19%

Cheng Ming Lee (6).........................................................        572,929             6.97%

Masami Maeda (7)...........................................................        455,265             5.54%

Anthony Sun (8)............................................................        453,919             5.52%

                                                                               BENEFICIAL OWNERSHIP (1)
                                                                           ---------------------------------
                                                                              NUMBER OF        PERCENT OF
                            BENEFICIAL OWNER                                   SHARES            TOTAL
                            ----------------                               ---------------  ----------------
Lyon T. Lin (9)............................................................        171,597             2.09%

William P. Tai (10)........................................................         54,708               *

David S. Lee (11)..........................................................         47,857               *

Ann P. Shen (12)...........................................................         38,870               *

Kevin J. Berry (13)........................................................         48,298               *

Pierre A. Narath...........................................................        196,714             2.83%

All directors and executive officers as a group (16 persons) (14)..........      3,757,744            45.71%

____________

* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedule 13D and 13G filed with the Securities and Exchange Commission ("SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 6,961,154 shares outstanding on March 1, 1998, adjusted as required by rules promulgated by the SEC.

(2) Includes (i) 272,394 shares issuable pursuant to a warrant exercisable within 60 days of March 1, 1998 and (ii) 80,146 shares issuable pursuant to exercise of Vobis' Catch-up Right. See "Certain Relationships and Related Transactions." Mr. Weck, a director of the Company, is Finance Manager and Chief Financial Officer of Vobis Microcomputer AG. Mr. Weck disclaims beneficial ownership of such shares held by Vobis.

(3) Includes (i) 14,582 shares held by Margaret Huang, (ii) 17,727 shares held by Dwight Huang, (iii) 17,190 shares held by Edina Huang, Dr. Huang's wife, son and daughter, respectively. Also includes 87,678 and 20,000 shares issuable pursuant to options exercisable within 60 days of March 1, 1998 by Dr. Huang and his wife, respectively. Dr. Huang disclaims beneficial ownership of shares held by his wife, son and daughter.

(4) Includes (i) 229,302 shares held by Venrock Associates, (ii) 104,031 shares held by Venrock Associates II, L.P. and (iii) 57,325 and 26,008 shares issuable pursuant to warrants exercisable within 60 days of March 1, 1998 by Venrock Associates and Venrock Associates II, L.P., respectively. Mr. Sun, a director of the Company, is a general partner of Venrock Associates. Mr. Sun disclaims beneficial ownership of shares held by such entities, except to the extent of his pecuniary interest therein.

(5) Includes 913,596 shares held by Vobis Microcomputer AG of which Mr. Weck disclaims beneficial ownership. Also includes 8,125 shares issuable pursuant to options exercisable within 60 days of March 1, 1998.

(6)  Includes (i) 348,285 shares held by Taiwan Venture Capital Corporation,
     (ii) 186,945 shares held by Fidelity Venture Capital Corporation and (iii) 14,211 shares held by Hwaxing Capital Corporation. Dr. Lee, a director of the Company, is President and Chief Executive Officer of Taiwan Venture Capital Corporation, Fidelity

     Venture Capital Corporation and Hwaxing Capital Corporation. Dr. Lee is deemed to have voting power over the shares held by such entities. He disclaims beneficial ownership of the shares held by such entities.

(7) Includes (i) 424,797 shares held by Sun Corporation and (ii) 10,156 shares issuable pursuant to options exercisable within 60 days of March 1, 1998. Mr. Maeda, a director of the Company, is President, Chief Executive Officer and majority shareholder of Sun Corporation.

(8) Includes (i) 229,302 shares held by Venrock Associates, (ii) 104,031 shares held by Venrock Associates II, L.P. and (iii) 57,325 and 26,008 shares issuable pursuant to warrants exercisable within 60 days of March 1, 1998 by Venrock Associates and Venrock Associates II, L.P., respectively. Mr. Sun, a director of the Company, is a general partner of Venrock Associates. Mr. Sun disclaims beneficial ownership of shares held by such entities, except to the extent of his pecuniary interest therein. Also includes 37,253 shares issuable pursuant to options exercisable within 60 days of March 1, 1998.

(9) Includes (i) 6,862 shares held by Anne Lin, Mr. Lin's wife, (ii) 5,000 shares held by each of Christine Lin and Eric Lin, Mr. Lin's children, and
     (iii) 50,625 and 6,093 shares issuable pursuant to options exercisable within 60 days of March 1, 1998 by Mr. Lin and his wife, respectively. Mr. Lin disclaims beneficial ownership of shares held by his wife and children.

(10) Includes 42,708 shares issuable pursuant to options exercisable within 60 days of March 1, 1998.

(11) Includes 17,857 shares issuable pursuant to options exercisable within 60 days of March 1, 1998.

(12) Includes 24,915 shares issuable pursuant to options exercisable within 60 days of March 1, 1998.

(13) Includes 46,725 shares issuable pursuant to options exercisable within 60 days of March 1, 1998.

(14) Includes 407,601, 355,727, and 80,146 shares issuable pursuant to options, warrants and other rights, respectively, to purchase shares exercisable within 60 days of March 1, 1998 by executive officers and directors as a group.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FINANCINGS

  In January 1996, Vobis Microcomputer AG ("Vobis") purchased 570,033 shares of Common Stock at $12.28 per share and a warrant (the "Vobis Warrant") at $0.02 per warrant share to purchase 272,394 shares of Common Stock with an exercise price of $12.28 per share. Pursuant to that certain Investors' Rights Agreement, dated as of January 12, 1996, among the Company, Vobis and the other parties thereto (the "Investors Rights Agreement"), Vobis may elect in respect of future issuances of the Company's equity securities to purchase that number of shares as is necessary to maintain its ownership interest (in no event to exceed 17.5% assuming the exercise of the Vobis, Walden and Venrock Warrants) in the Company existing immediately prior to such future issuances, subject to certain restrictions (the "Catch-up Right"). Pursuant to the Catch-up Right, Vobis has the right until May 10, 1998 to purchase (a) up to 32,026 shares at a per share price of $14.00 and (b) up to 48,120 shares at a per share price of $7.625. The Catch-up Right expires and terminates in accordance with its terms upon the earlier of (i) the date upon which Vobis owns less than 8% of the Company's Common Stock assuming the exercise of the Vobis, Walden and Venrock Warrants or (ii) completion of an offering of shares of the Company's Common Stock under the Securities Act with an aggregate offering price to the public of at least $10,000,000 and a per share price of at least $13.60 (a "Qualified Public Offering"). In July 1996 and December 1996, Vobis acquired 41,169 and 30,000 shares at a per share price of $10.00 and $8.00, respectively, pursuant to its Catch-up Right.

  In connection with Vobis' investment, the Company entered into a voting agreement with Vobis, Walden Capital Partners II, L.P. and Walden Technology Ventures II, L.P. (collectively, "Walden"), Venrock Associates and Venrock Associates II, L.P. (collectively, "Venrock") and the Company's Chief Executive Officer pursuant to which such shareholders agreed not to reduce the number of directors of the Board of Directors below five and to elect a person designated by Vobis to the Company's Board of Directors. Presently, Mr. Willy Weck is Vobis' designee to the Company's Board of Directors. This agreement will terminate upon the earlier of (i) January 12, 1999, (ii) a change of control of the Company, (iii) the date upon which Vobis owns less than 8% of the Company's outstanding shares of Common Stock assuming the exercise of the Vobis, Walden and Venrock Warrants, or (iv) completion of a Qualified Public Offering.

  The Vobis, Walden and Venrock Warrants contain a net exercise provision and expire upon the earlier of (i) September 30, 2000 or (ii) completion of a Qualified Public Offering. The holders of these warrants are entitled to certain rights with respect to the registration of the shares of Common Stock issuable upon exercise thereof under the Securities Act. Under the Investors' Rights Agreement, Vobis, Walden and Venrock have the right to purchase equity securities of the Company in respect of certain future issuances thereof, which right terminates upon a Qualified Public Offering.

MISCELLANEOUS

  The Company currently leases the Taiwan Office in Taipei, Taiwan, from Sun, a shareholder, and GSS. In 1997, the Company made lease payments to Sun of $69,188. The Company also made lease payments to GSS of $147,294 during 1997.

  The Company has entered into an agreement with Sun pursuant to which Sun provides the Company with marketing services in Japan and access to office space in Tokyo, Japan. The Company made payments to Sun of $31,200 during 1997.

  The Company believes that the foregoing transactions were in its best interests. As a matter of policy, all future transactions between the Company and any of its officers, directors or principal shareholders will be approved by a majority of the independent and disinterested members of the Board of Directors, will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be in connection with bona fide business purposes of the Company.

  As of December 1, 1997, the Company entered into Severance Agreements with each of the following executive officers of the Company that provide for payment of certain severance amounts in the event of an involuntary termination of employment without cause or constructive termination of employment without cause from the Company. Each of the Severance Agreements was amended on April 15, 1998.

                  Name                    % of Salary/Bonus/Commission

                  Reza Afghan                     50%
                  Kevin J. Berry                 100%
                  Maurice W. Bizzarri             50%
                  Lyon T. Lin                    100%
                  Laurent K. Gharda               50%
                  Ann P. Shen                     50%
                  David J. Wippich                50%

  As of December 1, 1997, the Company entered into the Severance Agreement with Dr. Huang providing for a severance payment of 200% of his then existing base salary plus bonus in the event of an involuntary termination of employment without cause or constructive termination of employment without cause from the Company. This agreement also provides that in the event any excise taxes or penalties are levied on Dr. Huang in respect of such severance payment, including pursuant to Section 4999 of the Internal Revenue Code, Dr. Huang shall be entitled to receive additional amounts equal to such taxes and penalties.

  On March 1, 1998, the Company made a loan to Pierre A. Narath, Vice President of the Company and President of Unicore, in the principal amount of $200,000. This loan earns interest at 8.25% per annum payable quarterly in arrears. All principal and unpaid interest becomes due and payable upon the sooner of March 1, 2000 or the date of termination of Mr. Narath's employment or voluntary resignation. In consideration of this loan, Mr. Narath agreed to terminate his right to register shares of the Company's common stock held by him under the Securities Act of 1933, as amended, pursuant to that certain Registration Rights Agreement, dated as of May 30, 1997, between the Company and Mr. Narath.

                                    PART IV

ITEM 14.    FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        -----
Report of Independent Accountants.......................................................................  28
Consolidated Balance Sheet at December 31, 1997 and 1996................................................  29
Consolidated Statement of Income for the three years ended December 31, 1997............................  30
Consolidated Statement of Shareholders' Equity for the three years ended December 31, 1997..............  31
Consolidated Statement of Cash Flows for the three years ended December 31, 1997........................  32
Notes to Consolidated Financial Statements..............................................................  33
Supplementary Data (Unaudited)..........................................................................  45


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

       10.2(1)            Registrant's 1995 Stock Option Plan, as amended (the ``Option Plan'').

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

        10.28(6)          Severance Benefits Agreement, dated December 1, 1997, between the Company and Lyon T. Lin.

        10.29(6)          Severance Benefits Agreement, dated December 1, 1997, between the Company and Kevin J. Berry.

        10.30(6)          Severance Benefits Agreement, dated December 1, 1997, between the Company and Ann P. Shen.

        10.31(6)          Severance Benefits Agreement, dated December 1, 1997, between the Company and Maurice W.
                          Bizzarri.

        Exhibit
        Number                                          Description
        10.33(6)          Severance Benefits Agreement, dated December 1, 1997, between the Company and Reza Afghan.
        10.34(6)          Severance Benefits Agreement, dated December 1, 1997, between the Company and Laurent K.
                          Gharda.
        10.35(6)          Promissory Note, dated March 1, 1998, issued by Pierre A. Narath to the Company.
        10.36(6)          Letter Agreement, dated March 1, 1998, between Pierre A. Narath and the Company.
        10.37++(6)        Master Original Equipment Manufacturer (OEM) Software License Agreement, dated September 10, 1997, between the Company and Intel Corporation.
        10.38(7)          Registrant's 1997 Equity Incentive Plan (the "Equity Incentive Plan").
        10.39(7)          Form of Incentive Stock Option under the Equity Incentive Plan.
        10.40(7)          Form of Nonstatutory Stock Option under the Equity Incentive Plan.
        10.41(8)          Amendment and Recission of Provision of Executive Severance Benefits Agreement, dated April 15, 1998, between the Company and George C. Huang.
        10.42(8)          Form of Rescission of Provision of Executive Severance Benefits Agreement, dated April 15, 1998, between the Company and each of the following: Lyon T. Lin, Kevin J. Berry, Ann P. Shen, Maurice W. Bizzarri,
                          David J. Wippich, Reza Afghan and Laurent K. Gharda.
        21(5)             Subsidiaries of the Registrant.
        23.1(8)           Consent of Independent Accountants.
        24.2(6)           Power of Attorney. See signature page.
        27(6)             Financial Data Schedule.

        _____________
+ The Securities and Exchange Commission has granted confidential treatment for portions of this document.
++ The Company has requested confidential treatment for portions of this document.

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

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed on August 13, 1997.

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed on November 13, 1997.

(6) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual report on Form 10-K filed on March 31, 1998.

(7) Incorporated by reference to Appendices A, B and C to the Company's Definitive Proxy Statement filed on April 30, 1997.

(8)  Filed herewith.

(b)  REPORTS ON FORM 8-K

  A Form 8-K/A was filed on October 14, 1997 solely for the purpose of amending
Exhibit 2.1 to the Form 8-K Current Report dated May 30, 1997 and filed on June 16, 1997.

                                   SIGNATURES

  IN ACCORDANCE WITH THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF APRIL 1998.

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

Signature                                   TITLE                      DATE
---------                                   -----                      ----
                              Chairman of the Board, President,   April 29, 1998
/s/   George C. Huang         Chief Executive Officer and
---------------------------   Director (Principal Executive
GEORGE C. HUANG               Officer )


/s/   Kevin J. Berry         Vice President, Finance, Chief       April 29, 1998
---------------------------  Financial Officer, Treasurer and
KEVIN J. BERRY               Secretary (Principal Financial and
                             Accounting Officer )


/s/   *                      Director                             April 29, 1998
---------------------------
CHENG MING LEE

/s/   *                      Director                             April 29, 1998
---------------------------
DAVID S. LEE

/s/   *                      Director                             April 29, 1998
---------------------------
MASAMI MAEDA

/s/   *                      Director                             April 29, 1998
---------------------------
ANTHONY SUN

/s/   *                      Director                             April 29, 1998
---------------------------
WILLIAM P. TAI

/s/   *                      Director                             April 29, 1998
---------------------------
WILLY WECK


* By: /s/ George C. Huang
    -------------------------
         GEORGE C. HUANG
         ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                      DESCRIPTION
     2.1+(2)   Agreement and Plan of Merger and Reorganization, dated as of May 29, 1997, by and among the Company,
               Award Merger Sub Corp., Unicore Software, Inc. and Pierre A. Narath.
     3.1(1)    Amended and Restated Articles of Incorporation of the Registrant.
     3.1.1(1)  Form of Amended and Restated Articles of Incorporation of the Registrant effecting the 1-for-2 reverse stock split.
     3.1.2(1)  Form of Amended and Restated Articles of Incorporation of the Registrant, effective upon the completion of the IPO.
     3.2(1)    Amended and Restated Bylaws of the Registrant.
     3.2.1(1)  Form of Amended and Restated Bylaws of the Registrant, effective upon the completion of the IPO.
     4.1(1)    Reference is made to Exhibits 3.1 through 3.2
     4.5(1)    Specimen stock certificate.
    10.1(1)    Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers, with related schedule.
    10.2(1)    Registrant's 1995 Stock Option Plan, as amended (the ``Option Plan'').
    10.3(1)    Form of Incentive Stock Option under the Option Plan.
    10.4(1)    Form of Nonstatutory Stock Option under the Option Plan.
    10.5(1)    Registrant's Amended and Restated Executive Compensation Plan.
    10.6(1)    Registrant's Amended and Restated Executive Compensation Plan.
    10.7(1)    Lease, dated January 1, 1996, between GCH Systems, Inc. and the Registrant.
    10.8(1)    Summary of Leases, dated March 1, 1996, between Sun Corporation, GSS Corporation and the Registrant.
    10.9(1)    Voting Agreement, dated January 12, 1996, between the Registrant and certain persons named therein.
    10.10(1)   Investors' Rights Agreement among the Registrant and certain other persons named therein, dated as of January 12, 1996.
    10.11(1)   Warrant issued to Synnex Information Technologies, Inc.
    10.12(1)   Warrant issued to Vobis Microcomputer AG.
    10.13(1)   Warrant issued to Venrock Associates.
    10.14(1)   Warrant issued to Venrock Associates II, L.P.
    10.15(1)   Warrant issued to Walden Capital Partners II, L.P.
    10.16(1)   Warrant issued to Walden Technology Ventures II, L.P.
    10.17+(1)  Technology Development and Support Agreement, dated June 28, 1996, between Registrant and Advanced
               Micro Devices, Inc.
    10.18(3)   1997 Compensation Plan.
    10.19(2)   Registration Rights Agreement, dated as of May 30, 1997, between the Company and Pierre A. Narath.
    10.20(2)   Escrow Agreement, dated as of May 30, 1997, by and among the Company, Pierre A. Narath and First
               Trust of California, N.A.
    10.21(2)   Employment Agreement, dated as of May 30, 1997, between Pierre A. Narath and the Company.
    10.22(2)   Employee Proprietary and Inventions Agreement, dated as of May 30, 1997, between the Company and
               Pierre A. Narath.
    10.23(2)   Noncompetition Agreement, dated as of May 30, 1997, between Pierre A. Narath and the Company.
    10.24(2)   General Release, dated as of May 30, 1997, between Pierre A. Narath and the Company.

EXHIBIT
NUMBER         DESCRIPTION
     10.25+(4) Memorandum of Understanding by and among Sun Corporation, Axis Corporation and the Company.
     10.26(6)  Commercial Lease, dated as of January 5, 1996 by and between Unicore Software, Inc. and 114 Realty
               Trust, as amended on May 30, 1997 and September 1, 1997.
     10.27(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and George C. Huang.
     10.28(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Lyon T. Lin.
     10.29(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Kevin J. Berry.
     10.30(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Ann P. Shen.
     10.31(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Maurice W. Bizzarri.
     10.32(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and David J. Wippich.
     10.33(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Reza Afghan.
     10.34(6)  Severance Benefits Agreement, dated December 1, 1997, between the Company and Laurent K. Gharda.
     10.35(6)  Promissory Note, dated March 1, 1998, issued by Pierre A. Narath to the Company.
     10.36(6)  Letter Agreement, dated March 1, 1998, between Pierre A. Narath and the Company.
     10.37++(6)Master Original Equipment Manufacturer (OEM) Software License Agreement, dated September 10, 1997, between the Company and Intel Corporation.
     10.38(7)  Registrant's 1997 Equity Incentive Plan (the "Equity Incentive Plan").
     10.39(7)  Form of Incentive Stock Option under the Equity Incentive Plan.
     10.40(7)  Form of Nonstatutory Stock Option under the Equity Incentive Plan.
     10.41(8)  Amendment and Recission of Provision of Executive Severance Benefits Agreement, dated April 15,
               1998, between the Company and George C. Huang.
     10.42(8)  Form of Rescission of Provision of Executive Severance Benefits Agreement, dated April 15, 1998, between the Company and each of the following:  Lyon T. Lin, Kevin J. Berry, Ann P. Shen, Maurice W.
               Bizzarri, David J. Wippich, Reza Afghan and Laurent K. Gharda.
     21(5)     Subsidiaries of the Registrant.
     23.1(8)   Consent of Independent Accountants.
     24.2(6)   Power of Attorney. See signature page.
     27(6)     Financial Data Schedule.

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

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed on August 13, 1997.

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q filed on November 13, 1997.

(6) Incorporated by reference to the corresondingly numbered exhibit to the Company's Annual Report on Form 10-K filed on March 31, 1998.

(7) Incorporated by reference to Appendices A, B and C to the Company's definitive Proxy Statement filed on April 30, 1997.

(8)  Filed herewith.