Form 10-Q
period 1998-03-31
AWARD SOFTWARE INTERNATIONAL INC
filed 1998-05-08
CIK 1013920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998    Commission File Number 0-28904

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

                                Yes [X]      No [_]


Registrant had 7,130,487 shares of Common Stock, no par value, outstanding at March 31, 1998.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                                     INDEX

                                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                      3

          a) Condensed Consolidated Balance Sheet as of March 31,
             1998 and December 31, 1997 (Unaudited)                        3

          b) Condensed Consolidated Statement of Income for the three
             months ended March 31, 1998 and 1997 (Unaudited)              4

          c) Condensed Consolidated Statement of Cash Flows for the
             three months ended March 31, 1998 and 1997 (Unaudited)        5

          d) Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                20

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      AWARD SOFTWARE INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)
                                  (Unaudited)

                                                                                 March 31,                    December 31,
                                                                                   1998                           1997
                                                                           ---------------------          ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $25,604                        $24,631
   Accounts receivable, net                                                                4,671                          4,256
   Receivables from related parties                                                          770                            747
   Deferred income taxes                                                                     483                            483
   Other current assets                                                                    1,718                          1,698
                                                                           ---------------------          ---------------------
             Total current assets                                                         33,246                         31,815

Property and equipment, net                                                                1,370                          1,367
Other assets                                                                               1,493                          1,199
                                                                           ---------------------          ---------------------
                                                                                         $36,109                        $34,381
                                                                           =====================          =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $   358                        $   449
   Accrued liabilities                                                                     4,381                          3,950
                                                                           ---------------------          ---------------------
            Total current liabilities                                                      4,739                          4,399

Minority interest                                                                            191                            170
                                                                           ---------------------          ---------------------
                                                                                           4,930                          4,569
                                                                           ---------------------          ---------------------
Commitments

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized; no par value;
       no shares issued or outstanding                                                         -                              -
   Common stock, 40,000,000 shares authorized; no par value;
       7,130,487 and 6,941,846 shares issued and outstanding                              22,643                         22,571
   Deferred stock compensation                                                               (88)                          (106)
   Retained earnings                                                                       9,468                          8,320
   Cumulative translation adjustment                                                        (844)                          (973)
                                                                           ---------------------          ---------------------
            Total shareholders' equity                                                    31,179                         29,812
                                                                           ---------------------          ---------------------
                                                                                         $36,109                        $34,381
                                                                           =====================          =====================

    See accompanying notes to condensed consolidated financial statements.

                      AWARD SOFTWARE INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                      Three months ended
                                                                                            March 31,
                                                                                 1998                       1997
                                                                           -----------------          -----------------
Revenues:
     Software license fees                                                            $5,261                     $4,036
     Engineering services                                                                679                        347
     Related parties                                                                     466                        645
                                                                           -----------------          -----------------
            Total revenues                                                             6,406                      5,028
                                                                           -----------------          -----------------
Cost of revenues:
     Software license fees                                                               371                        229
     Engineering services                                                                212                         85
     Related parties                                                                      17                         26
                                                                           -----------------          -----------------
            Total cost of revenues                                                       600                        340
                                                                           -----------------          -----------------

Gross profit                                                                           5,806                      4,688
                                                                           -----------------          -----------------
Operating expenses:
     Research and development                                                          1,635                      1,661
     Sales and marketing                                                               1,772                      1,041
     General and administrative                                                        1,072                        888
                                                                           -----------------          -----------------
            Total operating expenses                                                   4,479                      3,590
                                                                           -----------------          -----------------
Income from operations                                                                 1,327                      1,098

Interest income, net                                                                     339                        261
Minority interest                                                                        (26)                         -
                                                                           -----------------          -----------------
Income before income taxes                                                             1,640                      1,359

Provision for income taxes                                                               492                        467
                                                                           -----------------          -----------------

Net income                                                                            $1,148                     $  892
                                                                           -----------------          -----------------

Basic net income per share                                                             $0.16                      $0.13
                                                                           =================          =================

Weighted average common shares                                                         6,963                      6,792
                                                                           =================          =================

Diluted net income per share                                                           $0.15                      $0.12
                                                                           =================          =================
Weighted average common and
   common equivalent shares                                                            7,670                      7,701
                                                                           =================          =================

    See accompanying notes to condensed consolidated financial statements.

                      AWARD SOFTWARE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 1998                           1997
                                                                         --------------------          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 1,148                        $   892
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                     284                            129
        Deferred income taxes                                                               -                              -
        Deferred stock compensation                                                        18                             19
        Minority interest                                                                  21                              -
        Changes in assets and liabilities:
          Accounts receivable, net                                                       (441)                          (157)
          Receivables from related parties                                                (22)                           270
          Other current assets                                                            (21)                           (40)
          Other assets                                                                   (184)                           (76)
          Accounts payable                                                               (103)                           167
          Accrued liabilities                                                             482                         (1,087)
                                                                         --------------------          ---------------------

             Net cash provided by operating activities                                  1,182                            117
                                                                         --------------------          ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (178)                          (192)
   Capitalized software development costs                                                (230)                          (141)
                                                                         --------------------          ---------------------

             Net cash used in investing activities                                       (408)                          (333)
                                                                         --------------------          ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock issuances                                                72                             35
   Payments under bank loan                                                                 0                              -
                                                                         --------------------          ---------------------

              Net cash provided by financing activities                                    72                             35
                                                                         --------------------          ---------------------

Effect of exchange rate changes on cash                                                   127                            (53)
                                                                         --------------------          ---------------------

Net increase (decrease) in cash and cash equivalents                                      973                           (234)

Cash and cash equivalents at beginning of period                                       24,631                         23,706
                                                                         --------------------          ---------------------

Cash and cash equivalents at end of period                                            $25,604                        $23,472
                                                                         ====================          =====================

    See accompanying notes to condensed consolidated financial statements.

                       AWARD SOFTWARE INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements of Award Software International, Inc. (the "Company") as of March 31, 1998 for the three months ended March 31, 1998 and 1997 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Annual Report on Form 10-K filed by the Company on March 31, 1998, as amended on April 30, 1998.

  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for any future period.

2.  REVENUE RECOGNITION

  In October 1997, the AICPA issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company has adopted for transactions entered during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1998.

3.  NET INCOME PER SHARE

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

                                                                                     Three months ended
                                                                                           March 31,
(in thousands, except per share data)                                            1998                     1997
                                                                           ----------------          ---------------
BASIC NET INCOME PER SHARE
Net income available to Common Shareholders                                          $1,148                   $  892
                                                                           ================          ===============

Weighted average common shares                                                        6,963                    6,792
                                                                           ================          ===============

Basic net income per share                                                           $ 0.16                   $ 0.13
                                                                           ================          ===============

DILUTED NET INCOME PER SHARE
Net income available to Common Shareholders                                          $1,148                   $  892
                                                                           ================          ===============
Weighted average common shares                                                        6,963                    6,792
Diluted common stock equivalents                                                        707                      909
                                                                           ----------------          ---------------
Weighted average common shares and equivalents                                        7,670                    7,701
                                                                           ================          ===============
Diluted net income per share                                                         $ 0.15                   $ 0.12
                                                                           ================          ===============

4.    COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company from transactions, other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is from foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 1998 and 1997 is $1,277,000 and $832,000, respectively.


5.    NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

6.  SUBSEQUENT EVENTS

  On April 16, 1998, the Company and Phoenix Technologies Ltd. ("Phoenix") announced the completion of a definitive merger agreement. Under the terms of the proposed transaction, all of the Company's outstanding stock will be acquired through the merger of a wholly owned subsidiary of Phoenix with and into the Company (the "Merger") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") by and among Phoenix, its wholly owned subsidiary and the Company. Pursuant to the terms of the Reorganization Agreement, shareholders of Award will receive 1.225 shares of Phoenix common stock for each share of Award common stock. The completion of the Merger is subject to customary conditions to closing, including shareholder approval of both companies and regulatory approval, including expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The transaction is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986 and a pooling of interests for financial reporting and accounting purposes. In connection with the execution of the Reorganization

Agreement, the Company, Sun Corporation ("Sun"), a shareholder, and Axis Corporation ("Axis") entered into an agreement on April 13, 1998, whereby the Company purchased Sun's 19% interest and Axis's 19% interest in Award Software Japan KK for an aggregate purchase price of approximately 20,000 shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and those discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

  The Company designs, develops and markets system enabling and management software for the global computing market. On April 16, 1998, the Company and Phoenix Technologies Ltd. ("Phoenix") announced the completion of a definitive merger agreement. Under the terms of the proposed transaction, all of the Company's outstanding stock will be acquired through the merger of a wholly owned subsidiary of Phoenix with and into the Company (the "Merger") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") by and among Phoenix, its wholly owned subsidiary and the Company. Pursuant to the terms of the Reorganization Agreement, shareholders of Award will receive 1.225 shares of Phoenix common stock for each share of Award common stock. The completion of the Merger is subject to customary conditions to closing, including shareholder approval of both companies and regulatory approval, including expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act"). The transaction is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986 and a pooling of interests for financial reporting and accounting purposes.

  The success of the combined company will depend upon a number of factors, including (i) the combined company's ability to integrate the various functional groups, such as sales and engineering, effectively and achieve cost savings;
(ii) the risk that customers may defer purchasing decisions following the announcement of the Merger; (iii) the ability of Phoenix, the Company and the combined company to retain key employees following the announcement of the Merger; (iv) the impact of transaction and restructuring charges to be incurred by the combined company; and (v) the combined company's ability to successfully introduce new products and upgrades to existing products. See "Merger Risks" contained herein for further information on factors that could affect the successful consummation of the Merger. Further information on factors that could affect the Company's results are detailed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. Further information on factors that could affect Phoenix's results are detailed in Phoenix's Annual Report on Form 10-K for the year ended September 30, 1997 and Form 10-Q for the quarter ended December 31, 1997 as filed with the Securities and Exchange Commission.

  On May 30, 1997, the Company acquired all of the outstanding stock of Unicore Software ("Unicore") through the merger of Unicore with and into a wholly owned subsidiary of the Company (the "Unicore Merger") pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of May 29, 1997, by and among the Company, its wholly owned subsidiary, Unicore and Pierre
A. Narath ("Narath"). Unicore is engaged in the business of providing basic input/output software upgrades for personal computers and embedded systems. Pursuant to the terms of the Merger Agreement, the Company issued to Narath, the selling shareholder, 218,571 shares of the Company's common stock. The Unicore Merger is being treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is being accounted for as a pooling of interests. The terms of the Merger Agreement were determined through arm's-length negotiations between the Company and Unicore and Narath. In addition, Narath entered into an employment agreement with the Company pursuant to which Narath shall serve as a Vice President of the Company and President of Unicore, the Company's wholly owned subsidiary.

  On April 30, 1997, the Company entered into a memorandum of understanding with Sun Corporation ("Sun"), a shareholder, and Axis Corporation ("Axis") to establish a majority-owned subsidiary, Award Software Japan KK ("Award Japan"), a joint venture corporation incorporated under the laws of Japan and based in Yokohama, Japan. The objective of Award Japan is to market and distribute the Company's products in Japan. The Company, Sun and Axis contributed approximately $310,000, $95,000 and $95,000 for 62%, 19% and 19% ownership of Award Japan, respectively. In connection with the execution of the Reorganization Agreement, the Company, Sun and Axis entered into an agreement on April 13, 1998, whereby the Company purchased Sun's 19% interest and Axis's 19% interest in Award Japan for an aggregate purchase price of approximately 20,000 shares of the Company's Common Stock.

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

  In March 1997, in response to industry trends, the Company's Board of Directors formed a special committee ("Award Acquisition Committee") authorized to review and evaluate strategic acquisitions, business combinations and joint venture opportunities as a way to enhance the Company's business and operations and long-term shareholder value. Enhancement of the Company's business and operations and long-term shareholder value through strategic acquisitions, business combinations and joint ventures has a number of risks and there can be no assurance that the Company will consummate any strategic acquisition, business combination or joint venture in the future, or if consummated, that any such strategic acquisition, business combination or joint venture will ultimately be beneficial to the Company and its shareholders. As a general rule, the Company only discloses publicly such transactions upon execution of a definitive agreement.

  The following is a discussion of the financial condition and results of operations of the Company as of March 31, 1998 and for the three months ended March 31, 1998 and 1997, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Information and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K, as amended, and is qualified in its entirety by reference thereto.


RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                                                   Three months ended
                                                                                        March 31,
                                                                            1998                           1997
                                                                      ---------------                ---------------
Revenues:
     Software license fees                                                         82%                            80%
     Engineering services                                                          11                              7
     Related parties                                                                7                             13
                                                                      ---------------                ---------------
            Total revenues                                                        100                            100
                                                                      ---------------                ---------------
Cost of revenues:
     Software license fees                                                          6                              4
     Engineering services                                                           3                              2
     Related parties                                                                0                              1
                                                                      ---------------                ---------------
            Total cost of revenues                                                  9                              7
                                                                      ---------------                ---------------
Gross profit                                                                       91                             93
                                                                      ---------------                ---------------
Operating expenses:
     Research and development                                                      26                             33
     Sales and marketing                                                           27                             21
     General and administrative                                                    17                             17
                                                                      ---------------                ---------------
            Total operating expenses                                               70                             71
                                                                      ---------------                ---------------

Income from operations                                                             21                             22

Interest income, net                                                                5                              5
Minority interest                                                                  (0)                             0
                                                                      ---------------                ---------------
Income before income taxes                                                         26                             27

Provision for income taxes                                                          8                              9
                                                                      ---------------                ---------------

Net income                                                                         18%                            18%
                                                                      ===============                ===============

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

  REVENUES. The Company's revenues consist of software license fees and engineering services revenues. Revenues increased by $1.4 million, or 27%, for the three month period ended March 31, 1998, from the same period of the prior year. Software license fees increased by $1.2 million, or 30%, for the three month period ended March 31, 1998, from the same period of the prior year primarily due to higher unit shipments to new and existing motherboard customers in Taiwan and the U.S. and embedded systems customers in the U.S. Engineering services revenues increased by $332,000, or 96%, for the three month period ended March 31, 1998, from the same period of the prior year primarily due to higher engineering services revenues from customers in the U.S. Related parties revenues decreased by $179,000, or 28%, for the three month period ended March 31, 1998, from the same period of the prior year primarily due to lower volume of software license fees and engineering services.

  COST OF REVENUES. Cost of revenues consists primarily of the cost of materials and freight expenses associated with software license fees and the direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenues increased to 9% of revenues for the three month period ended March 31, 1998, as compared to 7% of revenues for the same period of the prior year. This increase was primarily due to higher costs of royalty fees associated with the Intel Corporation ("Intel") LANDesk Client Management software, which the Company began shipping in the fourth quarter of fiscal year 1997, and higher cost of software license fees and cost of engineering services revenues, mainly due to higher engineering salary and related costs, partially offset by a decrease in cost of software license fees and cost of engineering services revenues from a related party product development effort.

  RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by $26,000, or (2%), for the three month period ended March 31, 1998, from the same period of the prior year primarily due to a one-time charge of $289,000 for in-process research and development as the result of the Willows acquisition in 1997. Without the one-time charge, research and development expenses increased by $263,000, or 19%, primarily due to the hiring of engineering personnel and related expenses to develop new software products. The Company anticipates that it will devote substantial resources to product research and development and that such expenses will increase in absolute dollars.

  SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions and travel costs. Sales and marketing expenses increased by $732,000, or 70%, for the three month period ended March 31, 1998, from the same period of the prior year primarily due to the hiring of sales and marketing personnel and related expenses, higher sales commissions for increased revenues, increased participation in trade shows and higher professional services fees.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by $184,000, or 21%, for the three month period ended March 31, 1998, from the same period of the prior year primarily due to higher public company expenses, the hiring of general and administrative personnel and related expenses, higher professional services fees and higher facilities costs.

  INTEREST INCOME, NET. Interest income, net consists primarily of interest expense associated with short-term borrowings and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by

$78,000 for the three month period ended March 31, 1998, from the same period of the prior year primarily due to an increase in interest income earned on higher cash balances and lower interest expense on a short-term borrowing.

  PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to 30% from 34% for the three month periods ended March 31, 1998 and March 31, 1997, respectively, primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations primarily through the sale of equity securities and from cash generated from operations. As of March 31, 1998, the Company had cash and cash equivalents of $25.6 million and working capital of $28.5 million. Net cash provided by operating activities was $1.2 million for the three month period ended March 31, 1998 and was primarily due to higher income and an increase in accrued liabilities partially offset by an increase in accounts receivable.

  Net cash used in investing activities was $408,000 for the three month period ended March 31, 1998 and was primarily due to an increase in capitalized software development costs and the purchase of computer hardware and software equipment.

  Net cash provided by financing activities was $72,000 for the three month period ended March 31, 1998 and was primarily due to proceeds from Common Stock issuances as a result of exercises of stock options under the 1995 Stock Option Plan.

  On October 25, 1996, the Company completed the initial offering of its Common Stock to the public ("IPO"). Pursuant to the IPO, the Company sold an aggregate of 1,250,000 shares of common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $7.8 million. The Company believes that the net proceeds from the sale of Common Stock, together with anticipated cash flows from operations and existing cash balances, will satisfy the Company's projected expenditures through 1998 for working capital and general corporate purposes, including an increase in the Company's internal product development, staffing in connection with new product introductions and other related product development expenditures. From time to time, in the ordinary course of business, the Company enters into strategic relationships with its customers or other participants in the personal computer ("PC") industry. Such strategic relationships may include equity investments in the Company. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock.


NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

  In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued.

MERGER RISKS

DIFFICULTIES OF INTEGRATING TWO COMPANIES.

  The successful combination of Phoenix and the Company will require substantial attention from management. The anticipated benefits of this Merger will not be achieved unless the operations of the Company are successfully combined with those of Phoenix in a timely manner with resulting cost savings and other operating efficiencies. The difficulties of assimilation may be increased by the need to integrate personnel and to combine different corporate cultures. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse effect on the revenues and operating results of the combined company. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that the combined company will realize the expected cost savings and other operating efficiencies or that it will be able to retain and successfully integrate its key management, technical, sales and customer support personnel, or that it will realize any of the anticipated benefits of the Merger.

RISKS ASSOCIATED WITH FIXED EXCHANGE RATIO.

   As a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.225 shares (the "Exchange Ratio") of common stock of Phoenix. Because the Exchange Ratio is fixed, it will not increase or decrease due to fluctuations in the market price of either common stock of Phoenix or the Company. The specific value of the consideration to be received by the Company's shareholders in the Merger will depend on the market price of the common stock at the Effective Time. In the event that the market price of common stock of Phoenix decreases or increases prior to the Effective Time, the market value at the Effective Time of the common stock to be received by the Company's shareholders in the Merger would correspondingly decrease or increase. The common stock of Phoenix and the Company historically have been subject to substantial price volatility. No assurance can be given as to the market prices of the common stock of Phoenix or the Company at any time before the Effective Time or as to the market price of the common stock of Phoenix at any time thereafter.

SUBSTANTIAL EXPENSES RESULTING FROM THE MERGER.

  The negotiation and implementation of the Merger will result in substantial pre-tax expenses to Phoenix and the Company primarily relating to costs associated with combining the operations of the two companies and the fees of financial advisors, attorneys and accountants. Such expenses may increase substantially if the companies are required to respond to a request for further information from the U.S. Federal Trade Commission and U.S. Department of Justice Antitrust Division with respect to the companies' filings under the HSR Act. In any event, costs associated with the Merger are expected to affect negatively future results of operations of Phoenix and the Company.

DEPENDENCE ON RETENTION AND INTEGRATION OF KEY MANAGEMENT.

  The success of the combined company is dependent on the retention and integration of the management of Phoenix and the Company. While the combined company intends to implement management retention arrangements for its senior management, there can be no assurance that the senior management personnel will remain with the combined company. The loss of services of any of the key members of the combined company's management team could adversely affect the combined company's business and financial results.


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

  The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time to market and total cost of ownership. A number of computer manufacturers, including IBM Corporation ("IBM") and Compaq Computer Corporation ("Compaq"), develop some of their own Basic Input/Output System software ("BIOS") products to achieve compatibility with and integrate new technologies into their products. While the Company believes that price and time-to-market pressures will continue to foster a trend among its customers and potential customers to out-source system management software requirements to third parties, there can be no assurance that this trend will continue or will not reverse itself, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's software to date has been primarily based on central processing units ("CPUs") designed by or compatible with those of Intel and operating system software designed by Microsoft Corp. ("Microsoft"). If the market for Intel and Intel-compatible CPUs with x86 architecture is materially diminished or if another CPU, such as Motorola Inc.'s PowerPC, achieves a high degree of success, demand for the Company's current software would be reduced. In addition, most of the Company's software has been installed on computers using Microsoft's MS/DOS or Windows operating systems. If Microsoft's operating systems cease to be the dominant operating systems for the PC industry, or if PC manufacturers use other operating systems, which are not compatible with MS/DOS or Windows, the Company could experience increased product development costs and/or diminished revenues.

CONCENTRATION OF REVENUES FROM DESKTOP BIOS

  The Company depends on sales of desktop BIOS for a substantial majority of its revenues. The Company has not generated substantial revenues from the sale of other products to date, including sales of mobile PC products. If sales of the Company's desktop BIOS decline for any reason, or if the average price of desktop BIOS declines as the trend toward sub-$1,000 PCs continues, the Company's business, financial condition and results of operations would be adversely affected unless the Company is able to replace those sales with increased sales of other products. Sales of desktop BIOS could decline for a number of reasons, including a shift in the market for PCs away from desktop PCs in favor of mobile PCs and a delay in expected new hardware and software technologies from Intel and Microsoft.

COMPETITION FROM SYSTEM MANAGEMENT SOFTWARE COMPANIES AND OTHER PARTICIPANTS, INCLUDING MICROSOFT AND INTEL, IN THE PC INDUSTRY

  The markets for the Company's software are highly competitive. The Company faces competition primarily from other system management software companies, including American Megatrends, Inc., Phoenix and SystemSoft Corporation ("SystemSoft"), as well as in-house software development staffs of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and greater brand name and technology leadership recognition than the Company. There can be no assurance that the Company will be able to develop software comparable or superior to software offered by its competitors. In addition, the PC market experiences intense price competition and the Company expects that, to remain competitive, it may have to decrease unit prices on some or all of its software products. Any such decrease would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that interdependencies may develop between system management software companies and their customers, which would need to be overcome to replace an entrenched competitor. While the Company believes that such entrenchment may benefit the Company in its existing relationships with key participants in the desktop PC market, customer entrenchment may make it more difficult for the Company to displace entrenched competitors or increase market presence, particularly in the mobile PC market, where competitors may already have strong relationships with certain mobile PC manufacturers. Intel has entered into formal agreements with, and has become a significant shareholder in, Phoenix and SystemSoft. In addition, SystemSoft has entered into agreements with Microsoft, IBM and Compaq to license its PC Card software.

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

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS; INTERNATIONAL UNREST

  The Company operates on a multinational basis, and a significant portion of its business is conducted in currencies other than the U.S. Dollar. As a result, the Company is subject to various risks, including exposure to currency fluctuations, greater difficulty in administering its global business, multiple regulatory requirements and other risks associated with international sales, such as import and export licenses, political and economic instability, overlapping or differing tax structures, trade restrictions, changes in tariff rates, different legal regimes, difficulty in protecting intellectual property, enforcing agreements and collecting accounts receivable. For the three month period ended March 31, 1998, approximately 43% and 4% of the Company's revenues were denominated in New Taiwan Dollars and German Marks, respectively. The Company's revenues denominated in Japanese Yen were immaterial during the three month period ended March 31, 1998. While the impact of foreign exchange rate movements have not had a material impact on the Company's financial statements, there can be no assurance that fluctuation in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently engage in foreign currency hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations.

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



                                AWARD SOFTWARE INTERNATIONAL, INC.


May 7, 1998                     By:  /s/ George C. Huang
                                     -------------------
                                George C. Huang
                                Chairman of the Board, President and Chief
                                Executive Officer

May 7, 1998                     By:  /s/ Kevin J. Berry
                                     ------------------
                                Kevin J. Berry
                                Vice President, Finance, Chief Financial
                                Officer, Treasurer and Secretary

                                 EXHIBIT INDEX


Exhibit No.             Description

27              Financial Data Schedule.