Form 10-K/A
period 1997-12-31
AWARD SOFTWARE INTERNATIONAL INC
filed 1998-05-28
CIK 1013920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 FORM 10-K/A-2
                              WASHINGTON, DC 20549

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


                                                        BENEFICIAL OWNERSHIP (1)
                                                      -------------------------------
                                                       NUMBER OF        PERCENT OF
             BENEFICIAL OWNER                           SHARES            TOTAL
             ----------------                         -------------  ----------------
Vobis Microcomputer AG (2)........................          993,742            13.59%
  Carlo-Schmid-StraBe
  D-5102 Wurselen Germany

George C. Huang (3)...............................          626,409             8.86%
  Award Software International, Inc
  777 East Middlefield Road
  Mountain View, CA 94043

Wellington Management Company, LLP................          442,400             6.36%
  75 State Street
  Boston, MA 02109

Sun Corporation...................................          424,797             6.10%
  250 Asahi, Kochino-Cho
  Konan City, Aichi Prefecture 483 Japan

Venrock Associates (4)............................          416,666             5.91%
  30 Rockfeller Plaza, Room 5508
  New York, NY 10112

Fidelity Management & Research Company............          349,500             5.02%
  82 Devonshire Street
  Boston, MA 02109

Willy Weck (5)....................................        1,001,867            13.68%

Cheng Ming Lee (6)................................          572,929             8.23%

Masami Maeda (7)..................................          455,265             6.53%

Anthony Sun (8)...................................          453,919             6.41%

                                                                               BENEFICIAL OWNERSHIP (1)
                                                                           ---------------------------------
                                                                              NUMBER OF        PERCENT OF
                            BENEFICIAL OWNER                                   SHARES            TOTAL
                            ----------------                               ---------------  ----------------
Lyon T. Lin (9)............................................................        171,597             2.45%

William P. Tai (10)........................................................         54,708               *

David S. Lee (11)..........................................................         47,857               *

Ann P. Shen (12)...........................................................         38,870               *

Kevin J. Berry (13)........................................................         48,298               *

Pierre A. Narath...........................................................        196,714             2.83%

All directors and executive officers as a group (15 persons) (14)..........      3,757,744            48.15%

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

(5) Includes 993,742 shares held by Vobis Microcomputer AG of which Mr. Weck disclaims beneficial ownership. See footnote (2) above. Also includes 8,125 shares issuable pursuant to options exercisable within 60 days of March 1, 1998.

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

                                   SIGNATURES

  IN ACCORDANCE WITH THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A-2 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF MAY 1998.

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

Signature                                   TITLE                      DATE
---------                                   -----                      ----
                              Chairman of the Board, President,   May 27, 1998
/s/   George C. Huang         Chief Executive Officer and
---------------------------   Director (Principal Executive
GEORGE C. HUANG               Officer )


/s/   Kevin J. Berry         Vice President, Finance, Chief       May 27, 1998
---------------------------  Financial Officer, Treasurer and
KEVIN J. BERRY               Secretary (Principal Financial and
                             Accounting Officer )


      *                      Director                             May 27, 1998
---------------------------
CHENG MING LEE

      *                      Director                             May 27, 1998
---------------------------
DAVID S. LEE

      *                      Director                             May 27, 1998
---------------------------
MASAMI MAEDA

      *                      Director                             May 27, 1998
---------------------------
ANTHONY SUN

      *                      Director                             May 27, 1998
---------------------------
WILLIAM P. TAI

      *                      Director                             May 27, 1998
---------------------------
WILLY WECK


* By: /s/ George C. Huang
    -------------------------
         GEORGE C. HUANG
         ATTORNEY-IN-FACT