Form 10-Q
period 1998-06-30
AWARD SOFTWARE INTERNATIONAL INC
filed 1998-08-12
CIK 1013920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998      Commission File Number 0-28904

                     AWARD SOFTWARE INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      94-2893462
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                          777 EAST MIDDLEFIELD ROAD
                          MOUNTAIN VIEW, CALIFORNIA
                  (Address of principal executive offices)


                                 94043-4023
                                 (Zip Code)


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

                                Yes X    No
                                    -        --


Registrant had 7,195,629 shares of Common Stock, no par value, outstanding at June 30, 1998.

                       AWARD SOFTWARE INTERNATIONAL, INC.

                                     INDEX



                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                  3

          a) Condensed Consolidated Balance Sheet as of June 30,
             1998 and December 31, 1997 (Unaudited)                    3

          b) Condensed Consolidated Statement of Income for the
             three and six months ended June 30, 1998 and 1997
             (Unaudited)                                               4

          c) Condensed Consolidated Statement of Cash Flows for
             the six months ended June 30, 1998 and 1997
             (Unaudited)                                               5

          d) Notes to Condensed Consolidated Financial
             Statements                                                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders         20

Item 6.   Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                            21


PART I.     FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                AWARD SOFTWARE INTERNATIONAL, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                                (in thousands, except share data)
                                                            (Unaudited)

                                                                                 June 30,                     December 31,
                                                                                  1998                           1997
                                                                               ------------                   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $    26,432                   $     24,631
 Accounts receivable, net                                                             3,669                          4,256
 Receivables from related parties                                                       686                            747
 Deferred income taxes                                                                  483                            483
 Other current assets                                                                 2,131                          1,698
                                                                                ------------                   ------------
       Total current assets                                                          33,401                         31,815

Property and equipment, net                                                           1,353                          1,367
Other assets                                                                          1,723                          1,199
                                                                                ------------                   ------------
                                                                                $    36,477                    $    34,381
                                                                                ============                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $       317                    $       449
 Accrued liabilities                                                                  3,473                          3,950
                                                                               ------------                    -----------
       Total current liabilities                                                      3,790                          4,399

Minority interest                                                                       157                            170
                                                                               ------------                   ------------
                                                                                      3,947                          4,569
                                                                               ------------                   ------------
Commitments

Shareholders' equity:
 Preferred stock, 5,000,000 shares authorized; no par value;
   no shares issued or outstanding                                                        -                              -
 Common stock, 40,000,000 shares authorized; no par value;
   7,195,629 and 6,941,846 shares issued and outstanding                             23,097                         22,571
Deferred stock compensation                                                             (69)                          (106)
Retained earnings                                                                    10,652                          8,320
Cumulative translation adjustment                                                    (1,150)                          (973)
                                                                               -------------                  -------------
       Total shareholders' equity                                                    32,530                         29,812
                                                                               -------------                  -------------
                                                                               $     36,477                   $     34,381
                                                                               =============                  =============


    See accompanying notes to condensed consolidated financial statements.

                                                AWARD SOFTWARE INTERNATIONAL, INC.
                                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                               (in thousands, except per share data)
                                                            (Unaudited)


                                             Three months ended                                     Six months ended
                                                  June 30,                                              June 30,
                                         1998                        1997                      1998                   1997
                                    -------------              -------------              -------------          ------------
Revenues:
  Software license fees               $   5,312                  $   4,287                  $  10,573             $   8,323
  Engineering services                      662                        695                      1,341                 1,042
  Related parties                           228                        220                        694                   865
                                    -------------              -------------              -------------          ------------
       Total revenues                     6,202                      5,202                     12,608                10,230
                                    -------------              -------------              -------------          ------------
 Cost of revenues:
   Software license fees                    226                        210                        597                   438
   Engineering services                     239                        211                        451                   297
   Related parties                            6                          8                         23                    34
                                    -------------              -------------              -------------          ------------
       Total cost of revenues               471                        429                      1,071                   769
                                    -------------              -------------              -------------          ------------

Gross profit                              5,731                      4,773                     11,537                 9,461
                                    -------------              -------------              -------------          ------------

Operating expenses:
  Research and development                1,577                      1,428                      3,212                 3,089
  Sales and marketing                     1,795                      1,210                      3,568                 2,251
  General and administrative                989                        940                      2,061                 1,828
                                    -------------              -------------              -------------          ------------
       Total operating expenses           4,361                      3,578                      8,841                 7,168
                                    -------------              -------------              -------------          ------------

Income from operations                    1,370                      1,195                      2,696                 2,293

Interest income, net                        296                        275                        635                   536
Minority interest                            26                         10                          -                    10
                                    -------------              -------------              -------------          ------------
Income before income taxes                1,692                      1,480                      3,331                 2,839

Provision for income taxes                  508                        480                        999                   947
                                    -------------              -------------              -------------          ------------

Net income                            $   1,184                  $   1,000                  $   2,332              $  1,892
                                    =============              =============              =============          ============

Basic net income per share            $    0.17                  $    0.15                  $    0.33              $   0.28
                                    =============              =============              =============          ============

Weighted average common shares            7,176                      6,855                      7,070                 6,823
                                    =============              =============              =============          ============

Diluted net income per share          $    0.15                  $    0.13                  $    0.30              $   0.25
                                    =============              =============              =============          ============
Weighted average common and
 common equivalent shares                 7,998                      7,719                      7,821                 7,710
                                    =============              =============              =============          ============

    See accompanying notes to condensed consolidated financial statements.

                                               AWARD SOFTWARE INTERNATIONAL, INC.
                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (in thousands)
                                                          (Unaudited)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                  1998                            1997
                                                                        ------------------------        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $            2,332              $            1,892
 Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                                          547                             303
     Deferred stock compensation                                                             37                              37
     Minority interest                                                                      (13)                            189
     Changes in assets and liabilities:
      Accounts receivable, net                                                              514                            (983)
      Receivables from related parties                                                       61                             533
      Other current assets                                                                 (447)                            (43)
      Other assets                                                                         (255)                             26
      Accounts payable                                                                     (139)                             33
      Accrued liabilities                                                                  (468)                         (2,383)
                                                                                        -------                         -------

        Net cash provided by (used in) operating activities                               2,169                            (396)
                                                                                        -------                         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                        (340)                           (404)
 Capitalized software development costs                                                    (474)                           (373)
                                                                                        -------                         -------

        Net cash used in investing activities                                              (814)                           (777)
                                                                                        -------                         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from common stock issuances                                                   525                             374
 Payments under bank loan                                                                     -                             (45)
                                                                                        -------                         -------

        Net cash provided by financing activities                                           525                             329
                                                                                        -------                         -------

Effect of exchange rate changes on cash                                                     (79)                           (106)
                                                                                        -------                         -------

Net increase (decrease) in cash and cash equivalents                                      1,801                            (950)

Cash and cash equivalents at beginning of period                                         24,631                          23,706
                                                                                        -------                         -------

Cash and cash equivalents at end of period                                              $26,432                         $22,756
                                                                                        =======                         =======

    See accompanying notes to condensed consolidated financial statements.

                     AWARD SOFTWARE INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Award Software International, Inc. (the "Company") as of June 30, 1998 for the three and six months ended June 30, 1998 and 1997 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Annual Report on Form 10-K filed by the Company on March 31, 1998, as amended.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for any future period.

2.   REVENUE RECOGNITION

     In October 1997, the AICPA issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company has adopted for transactions entered during the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first and second quarters of 1998.

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

                                                              Three months ended                       Six months ended
                                                                   June 30,                                June 30,
(in thousands, except per share data)                      1998                1997                 1998                1997
                                                     ---------------     ---------------      ---------------     ---------------

BASIC NET INCOME PER SHARE
Net income available to Common Shareholders                   $1,184              $1,000               $2,332              $1,892
                                                     ===============     ===============      ===============     ===============
Weighted average common shares                                 7,176               6,855                7,070               6,823
                                                     ===============     ===============      ===============     ===============
Basic net income per share                                    $ 0.17              $ 0.15               $ 0.33              $ 0.28
                                                     ===============     ===============      ===============     ===============


DILUTED NET INCOME PER SHARE
Net income available to Common Shareholders                   $1,184              $1,000               $2,332              $1,892
                                                     ===============     ===============      ===============     ===============
Weighted average common shares                                 7,176               6,855                7,070               6,823
Dilutive common stock equivalents                                822                 864                  751                 887
                                                     ---------------     ---------------      ---------------     ---------------
Weighted average common shares and equivalents                 7,998               7,719                7,821               7,710
                                                     ===============     ===============      ===============     ===============
Diluted net income per share                                  $ 0.15              $ 0.13               $ 0.30              $ 0.25
                                                     ===============     ===============      ===============     ===============


4.   COMPREHENSIVE INCOME


     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company from transactions, other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, is from foreign currency translation adjustments. Comprehensive incomes for the three and six months ended June 30, 1998 are $879 and $2,155, respectively. Comprehensive incomes for the three and six months ended June 30, 1997 are $946 and $1,778, respectively.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standard will not be material to its consolidated financial statements.

6.   SUBSEQUENT EVENTS

     On April 16, 1998, the Company and Phoenix Technologies Ltd. ("Phoenix") announced the completion of a definitive merger agreement. Under the terms of the Agreement and Plan of Reorganization (the "Reorganization Agreement"), all of the Company's outstanding stock will be acquired through the merger of a wholly owned subsidiary of Phoenix with and into the Company (the "Merger"). Pursuant to the terms of the Reorganization Agreement, shareholders of Award will receive 1.225 shares of Phoenix common stock for each share of Award common stock. The completion of the Merger is subject to customary conditions to closing, including shareholder approval of both companies and regulatory approval. The transaction is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986 and a pooling of interests for financial reporting and accounting purposes. In connection with the execution of the Reorganization Agreement, the Company, Sun Corporation ("Sun"), a shareholder, and Axis Corporation ("Axis") entered into an agreement on April 13, 1998 whereby the Company will purchase Sun's 19% interest and Axis's 19% interest in Award Software Japan KK for an aggregate purchase price of approximately 20,000 shares of the Company's Common Stock. On June 30, 1998, the Company and Phoenix announced that the respective shareholders approved the Merger and Reorganization Agreement. The Company has deferred approximately $458,000 in merger expenses related to the transaction as of June 30, 1998.

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

     The Company designs, develops and markets system enabling and management software for the global computing market. On April 16, 1998, the Company and Phoenix Technologies Ltd. ("Phoenix") announced the completion of a definitive merger agreement. Under the terms of the proposed transaction, all of the Company's outstanding stock will be acquired through the merger of a wholly owned subsidiary of Phoenix with and into the Company (the "Merger") pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") by and among Phoenix, its wholly owned subsidiary and the Company. Pursuant to the terms of the Reorganization Agreement, shareholders of Award will receive 1.225 shares of Phoenix common stock for each share of Award common stock. The completion of the Merger is subject to customary conditions to closing, including shareholder approval of both companies and regulatory approval, including expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act"). The transaction is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986 and a pooling of interests for financial reporting and accounting purposes. In connection with the execution of the Reorganization Agreement, the Company and Vobis Microcomputer AG ("Vobis") entered into a Support Agreement on April 15, 1998 whereby the Company will provide to Vobis certain support, maintenance and development of basic input/output system code.

     The HSR Act, and the rules promulgated thereunder, prohibit the completion of the Merger until expiration or termination of a waiting period. On May 20, 1998, requests from the Antitrust Division for additional information and documentary material were timely received by both the Company and Phoenix. Both companies responded to requests for information issued by the Department in connection with the application under the HSR Act, and both are awaiting final government approval. No assurance can be given that approval will be obtained, or that if obtained, such approval will be given on favorable terms or on a timely basis. On June 30, 1998, the Company and Phoenix announced that the respective shareholders approved the Merger and Reorganization Agreement. The Company has deferred approximately $458,000 in merger expenses related to the transaction as of June 30, 1998.

     The success of the combined company will depend upon a number of factors, including (i) the combined company's ability to integrate the various functional groups, such as sales and engineering, effectively and achieve cost savings;
(ii) the risk that customers may defer purchasing decisions following the announcement of the Merger; (iii) the ability of Phoenix, the Company and the combined company to retain key employees following the announcement of the Merger; (iv) the impact of transaction and restructuring charges to be incurred by the combined company; and (v) the combined company's ability to successfully introduce new products and upgrades to existing products. See "Merger Risks" contained herein for further information on factors that could affect the successful consummation of the Merger. Further information on factors that could affect the Company's results are detailed in the Company's 10-Q for the quarter ended March 31, 1998, and the Company's Joint Proxy Statement on Form S-4 dated June 1, 1998, as filed with the Securities and Exchange Commission. Further information on factors that could affect Phoenix's results are detailed in Phoenix's Joint Proxy Statement on Form S-4 dated June 1, 1998, as filed with the Securities and Exchange Commission.

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

     On April 30, 1997, the Company entered into a memorandum of understanding with Sun Corporation ("Sun"), a shareholder, and Axis Corporation ("Axis") to establish a majority-owned subsidiary, Award Software Japan KK ("Award Japan"), a joint venture corporation incorporated under the laws of Japan and based in Yokohama, Japan. The objective of Award Japan is to market and distribute the Company's products in Japan. The Company, Sun and Axis contributed approximately $310,000, $95,000 and $95,000 for 62%, 19% and 19% ownership of Award Japan, respectively. In connection with the execution of the Reorganization Agreement, the Company, Sun and Axis entered into an agreement on April 13, 1998, whereby the Company will purchase Sun's 19% interest and Axis's 19% interest in Award Japan for an aggregate purchase price of approximately 20,000 shares of the Company's Common Stock.

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

     The following is a discussion of the financial condition and results of operations of the Company as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Information and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K, as amended, and is qualified in its entirety by reference thereto.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                            Three months ended                                    Six months ended
                                                 June 30,                                             June 30,
                                      1998                      1997                       1998                       1997
                                -------------              ------------              -------------              -------------
Revenues:
  Software license fees                    86%                       83%                        84%                        81%
  Engineering services                     11                        13                         11                         10
  Related parties                           3                         4                          5                          9
                                -------------              ------------              -------------              -------------
      Total revenues                      100                       100                        100                        100
                                -------------              ------------              -------------              -------------

Cost of revenues:
  Software license fees                     4                         4                          5                          4
  Engineering services                      4                         4                          4                          3
  Related parties                           0                         0                          0                          0
                                -------------              ------------              -------------              -------------

      Total cost of revenues                8                         8                          9                          7

                                -------------              ------------              -------------              -------------

Gross profit                               92                        92                         91                         93
                                -------------              ------------              -------------              -------------

Operating expenses:
  Research and development                 25                        28                         26                         30
  Sales and marketing                      29                        23                         28                         22



  General and administrative               16                        18                         16                         18
                                 ------------              ------------               -------------             -------------
    Total operating expenses               70                        69                         70                         70
                                -------------              ------------              -------------              -------------

Income from operations                     22                        23                         21                         23

Interest income, net                        5                         5                          5                          5
Minority interest                           0                         0                          0                          0
                                -------------              ------------              -------------              -------------
Income before income taxes                 27                        28                         26                         28

Provision for income taxes                  8                         9                          8                          9
                                -------------              ------------              -------------              -------------

Net income                                 19%                       19%                        18%                        19%
                                =============              ============              =============              =============

COMPARISON OF THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

     REVENUES. The Company's revenues consist of software license fees and engineering services revenues. Revenues increased by $1.0 million, or 19%, and $2.4 million, or 23%, for the three and six month periods ended June 30, 1998, respectively, from the same periods of the prior year. Software license fees increased by $1.0 million, or 24%, and $2.2 million, or 27%, for the three and six month periods ended June 30, 1998, respectively, from the same periods of the prior year primarily due to higher unit shipments to new and existing motherboard customers in Taiwan and the U.S. and embedded systems customers in the U.S. Engineering services revenues decreased by $33,000, or 5%, for the three month period ended June 30, 1998 from the same period of the prior year primarily due to lower engineering services revenues from customers in the U.S., and increased by $299,000, or 29%, for the six month period ended June 30, 1998 from the same period of the prior year primarily due to higher engineering services revenues from customers in the U.S. Related parties revenues increased by $8,000, or 4%, for the three month period ended June 30, 1998 from the same period of the prior year primarily due to higher volume of software license fees and engineering services, and decreased by $170,000, or 20%, for the six month period ended June 30, 1998 from the same period of the prior year primarily due to lower volume of software license fees and engineering services.

     COST OF REVENUES. Cost of revenues consists primarily of the cost of materials and freight expenses associated with software license fees and the direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenues decreased to 8% of revenues for the three month period ended June 30, 1998, as compared to 8% for the same period of the prior year. This decrease was primarily due to lower cost of software license fees and cost of engineering services revenues. Cost of revenues as a percentage of revenues increased to 9% of revenues for the six month period ended June 30, 1998, as compared to 7% for the same period of the prior year. This increase was primarily due to higher costs of royalty fees associated with the Intel Corporation ("Intel") LANDesk Client Management software, which the Company began shipping in the fourth quarter of fiscal year 1997, and higher cost of software license fees and cost of engineering services revenues, mainly due to higher engineering salary and related costs, partially offset by a decrease in cost of software license fees and cost of engineering services revenues from a related party product development effort.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses increased by $149,000, or 10%, and $122,000, or 4%, for the three and six month periods ended June 30, 1998, respectively, from the same periods of the prior year primarily due to the hiring of engineering personnel and related expenses to develop new software products. The Company anticipates that it will devote substantial resources to product research and development and that such expenses will increase in absolute dollars.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions and travel costs. Sales and marketing expenses increased by $585,000, or 48%, and $1.3 million, or 58%, for the three and six month periods ended June 30, 1998, respectively, from the same periods of the prior year primarily due to the hiring of sales and marketing personnel and related expenses, higher sales commissions for increased revenues, increased participation in trade shows and higher product promotion expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by $50,000, or 5%, and $234,000, or 13%, for the three and six month periods ended June 30, 1998, respectively, from the same periods of the prior year primarily due to the hiring of general and administrative personnel and related expenses, higher professional services fees and higher facilities costs.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest expense associated with short-term borrowings and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by $21,000 and $99,000 for the three and six month periods ended June 30, 1998, respectively, from the same periods of the prior year primarily due to an increase in interest income earned on higher cash balances and lower interest expense on a short-term borrowing.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to 30% from 32% for the three month periods ended June 30, 1998 and June 30, 1997, respectively, and decreased to 30% from 33% for the six month periods ended June 30, 1998 and June 30, 1997, respectively, primarily due to an increase in income taxable in Taiwan at rates lower than the applicable statutory rates in the U.S. and Germany.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the sale of equity securities and from cash generated from operations. As of June 30, 1998, the Company had cash and cash equivalents of $26.4 million and working capital of $30.0 million. Net cash provided by operating activities was $2.2 million for the six month period ended June 30, 1998 and was primarily due to higher income and collections on accounts receivable partially offset by a decrease in accrued liabilities and an increase in other current assets.

     Net cash used in investing activities was $814,000 for the six month period ended June 30, 1998 and was primarily due to an increase in capitalized software development costs and the purchase of computer hardware and software equipment.

     Net cash provided by financing activities was $525,000 for the six month period ended June 30, 1998 and was primarily due to proceeds from Common Stock issuances as a result of purchases of stock under the Employee Stock Purchase Plan and exercises of stock options under the 1995 Stock Option Plan and 1997 Equity Incentive Plan.

     The Company believes that anticipated cash flows from operations and existing cash balances will satisfy the Company's projected expenditures through 1998 for working capital and general corporate purposes, including an increase in the Company's internal product development, staffing in connection with new product introductions and other related product development expenditures.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standard will not be material to its consolidated financial statements.

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


MERGER RISKS

DIFFICULTIES OF INTEGRATING TWO COMPANIES

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

RISKS ASSOCIATED WITH FIXED EXCHANGE RATIO

     As a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.225 shares (the "Exchange Ratio") of common stock of Phoenix. Because the Exchange Ratio is fixed, it will not increase or decrease due to fluctuations in the market price of either common stock of Phoenix or the Company. The specific value of the consideration to be received by the Company's shareholders in the Merger will depend on the market price of the common stock upon the filing of an Agreement of Merger (the "Agreement of Merger") with the Secretary of State of the State of California or at such later time as may be agreed in writing by Phoenix, the Company and Merger Sub, a wholly owned subsidiary of Phoenix, and specified in the Agreement of Merger (the "Effective Time"). In the event that the market price of common stock of Phoenix decreases or increases prior to the Effective Time, the market value at the Effective Time of the common stock to be received by the Company's shareholders in the Merger would correspondingly decrease or increase. The common stock of Phoenix and the Company historically have been subject to substantial price volatility. No assurance can be given as to the market prices of the common stock of Phoenix or the Company at any time before the Effective Time or as to the market price of the common stock of Phoenix at any time thereafter.


RISKS ASSOCIATED WITH GOVERNMENT APPROVALS

     The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the rules promulgated thereunder, prohibit the completion of the Merger until expiration or termination of a waiting period. On May 20, 1998, requests from the Antitrust Division for additional information and documentary material were timely received by both the Company and Phoenix. Both companies responded to requests for information issued by the Department in connection with the application under the HSR Act, and both are awaiting final government approval. It is possible that governmental authorities may impose conditions or remedial actions for granting approval under the HSR Act. However, under the terms of the Reorganization Agreement or otherwise, neither Phoenix nor Award is obligated to agree to such conditions or actions in order to facilitate the consummation of the Merger. There can be no assurance that the consummation of the Merger will not be delayed by reason of the HSR Act, or the failure to resolve antitrust objections to the Merger on favorable or timely terms and conditions would not lead to termination of the Reorganization Agreement.

SUBSTANTIAL EXPENSES RESULTING FROM THE MERGER

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


DEPENDENCE ON RETENTION AND INTEGRATION OF KEY MANAGEMENT

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

     In addition, the future success of the Combined Company is dependent, in part, on its ability to retain and attract additional skilled personnel in all areas of its business on a worldwide basis. Competition for such personnel is intense. There can be no assurance that the Combined Company will be able to retain its existing key management, engineering and sales personnel or attract additional qualified employees in the future. This could be particularly significant if the Combined Company needs to hire, train and assimilate a large number of new employees. A failure to retain or attract qualified employees could materially adversely affect the business and financial results of the Combined Company.


BUSINESS RISKS

DEPENDENCE ON THE UNDERLYING PC INDUSTRY; DEPENDENCE ON CURRENT PC INDUSTRY STANDARDS

     The demand for the Company's system enabling and management software depends principally on (i) PC manufacturers and other customers licensing the Company's software rather than developing their own system enabling and management software, (ii) market acceptance of the products incorporating the Company's software sold by the Company's original equipment manufacturer ("OEM") customers, (iii) the emergence of new PC technologies that require system enabling and management software solutions to provide functionality, user value and performance, and (iv) the technological competence of the Company's core products. Sales of PCs fluctuate substantially from time to time based on numerous factors, including general economic conditions in the markets for the Company's customers' products, new hardware and software product introductions, demand for new applications, shortages of key components and seasonality. Further, the markets in the PC industry are extremely competitive and characterized by rapid and frequent price reductions.

     The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time to market and total cost of ownership. A number of computer manufacturers, including IBM Corporation ("IBM") and Compaq Computer Corporation ("Compaq"), develop some of their own Basic Input/Output System software ("BIOS") products to achieve compatibility with and integrate new technologies into their products. While the Company believes that price and time-to-market pressures will continue to foster a trend among its customers and potential customers to out-source system enabling and management software requirements to third parties, there can be no assurance that this trend will continue or will not reverse itself, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's software to date has been primarily based on central processing units ("CPUs") designed by or compatible with those of Intel and operating system software designed by Microsoft Corp. ("Microsoft"). If the market for Intel and Intel-compatible CPUs with x86 architecture is materially diminished or if another CPU, such as Motorola Inc.'s PowerPC, achieves a high degree of success, demand for the Company's current software would be reduced. In addition, most of the Company's software has been installed on computers using Microsoft's MS-

DOS or Windows operating systems. If Microsoft's operating systems cease to be the dominant operating systems for the PC industry, or if PC manufacturers use other operating systems, which are not compatible with MS-DOS or Windows, the Company could experience increased product development costs and/or diminished revenues.


CONCENTRATION OF REVENUES FROM DESKTOP BIOS

     The Company depends on sales of desktop motherboard BIOS for a substantial majority of its revenues. The Company has not generated substantial revenues from the sale of other products to date, including sales of mobile PC products. If sales of the Company's desktop BIOS decline for any reason, or if the average price of desktop BIOS declines as the trend toward sub-$1,000 PCs continues, the Company's business, financial condition and results of operations would be adversely affected unless the Company is able to replace those sales with increased sales of other products. Sales of desktop BIOS could decline for a number of reasons, including a shift in the market for PCs away from desktop PCs in favor of mobile PCs and a delay in expected new hardware and software technologies from Intel and Microsoft.


COMPETITION FROM SYSTEM ENABLING AND MANAGEMENT SOFTWARE COMPANIES AND OTHER PARTICIPANTS, INCLUDING MICROSOFT AND INTEL, IN THE PC INDUSTRY

     The markets for the Company's software are highly competitive. The Company faces competition primarily from other system enabling and management software companies, including American Megatrends, Inc., Phoenix and SystemSoft Corporation ("SystemSoft"), as well as in-house software development staffs of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and greater brand name and technology leadership recognition than the Company. There can be no assurance that the Company will be able to develop software comparable or superior to software offered by its competitors. In addition, the PC market experiences intense price competition and the Company expects that, to remain competitive, it may have to decrease unit prices on some or all of its software products.
Any such decrease would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that interdependencies may develop between system enabling and management software companies and their customers, which would need to be overcome to replace an entrenched competitor. While the Company believes that such entrenchment may benefit the Company in its existing relationships with key participants in the desktop PC market, customer entrenchment may make it more difficult for the Company to displace entrenched competitors or increase market presence, particularly in the mobile PC market, where competitors may already have strong relationships with certain mobile PC manufacturers. Intel has entered into formal agreements with, and has become a significant shareholder in, Phoenix and SystemSoft. In addition, SystemSoft has entered into agreements with Microsoft, IBM and Compaq to license its PC Card software.

     Operating system software vendors may in the future enter the Company's primary markets as direct competitors or may incorporate enough features into their products to reduce the need for the Company's products. Microsoft includes basic PC Card software in its Windows 95 operating system and full PC Card software support in its recently released Windows 98 operating system. Microsoft's Windows CE 2.0 operating system includes embedded toolkit software that incorporates system enabling and management software features and some PC Card capabilities. As software developers provide greater functionality and features, user value and performance in their products that eliminate or reduce the need for the Company's system enabling and management software, the market for the Company's products could be materially diminished. In addition, chipset manufacturers, including Intel, may increase their presence in the motherboard manufacturing market, which may have an adverse effect on the Company's OEM customers. There can be no assurance that other participants in the PC industry will not develop products and solutions that reduce the demand or obviate the need for the Company's products.


ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGE

     The market for system enabling and management software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The general trend in the PC industry is toward shorter product life cycles, resulting in rapid product and technology obsolescence. The life cycle of the Company's products is highly dependent on the life cycles of the products sold by its customers, who are primarily in the desktop PC industry. Although the Company's core products, specifically, the desktop and embedded device BIOS, PC Card software and embedded system enabling products, may have a life cycle as long as several years, specific customized adaptations of the Company's core products are generally expected to have a life cycle of six months to one year. The Company's future success will depend on its ability to enhance its core software and to develop and introduce new software that keeps pace with technological developments and evolving industry standards, as well as its ability to respond to its customers' and end-users' demand for greater features and functionality. The Company is currently developing certain technologies that it will need to remain competitive. There can be no assurance that the Company will be successful in developing such enhancements or new software, or, even if successful, that it will not experience delays in achieving such developments. Any failure or delay by the Company to develop such enhancements or new software or the failure of its software to achieve market acceptance would adversely affect the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render the Company's software or technologies non-competitive or obsolete.


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


UNCERTAIN ACCEPTANCE IN NEW AND DEVELOPING MARKETS

     The Company's future success is dependent on customer acceptance of new products and penetration of markets outside the desktop PC market. There can be no assurance that the Company will be able to expand its products and technologies into the mobile PC, embedded device and network computing and Internet markets or that the Company will be able to increase its market presence in the desktop PC market. Expansion of the Company's software and technology into the mobile PC market will depend primarily on the Company's ability to replace entrenched competitors. Penetration of markets outside the desktop PC market, such as the embedded device market, will depend upon the development and availability of system enabling and management software providing the necessary functionality and customer acceptance of such new technology. There can be no assurance that the Company will be able to develop or obtain from third parties the necessary software and technology to penetrate these markets, or that, if such software and technology are developed by the Company or obtained from third parties through licensing, which may include payments of license fees or royalties in advance, the Company will be able to successfully distribute such products. There can be no assurance that such products will not be developed by others, rendering the Company's products non-competitive or obsolete. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such new products, or that such products will achieve market acceptance. In addition, there can be no assurance that the introduction of Microsoft Windows CE into the embedded device and Internet appliance market will not have a material impact on the Company's new products for these markets.

     Any increase in the demand for the Company's embedded device products is dependent upon the increasing use and complexity of embedded computer systems in new and traditional products. No assurance can be given that this trend will continue or, even if it does, that the Company will be able to design system enabling and management software that will address the unique requirements of the embedded device market. Further, since the Company's experience and expertise are based on Intel x86 architecture, the Company's success in the embedded device market is significantly dependent on Intel's continued commitment to, and the increased presence of x86 architecture in, this market. There can be no assurance that Intel will not de-emphasize or withdraw its support of the embedded device market, or that the trend toward x86 architecture in the embedded device market will continue, any of which could result in a material adverse effect on the Company's growth strategies, financial condition and results of operations.

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


DEPENDENCE ON KEY PERSONNEL; ABILITY TO ATTRACT AND RETAIN KEY TECHNICAL
EMPLOYEES

     The Company's success to date has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees, particularly George C. Huang, the Company's Chairman of the Board, President and Chief Executive Officer; and Lyon T. Lin, General Manager, Taiwan and President, Award Software Hong Kong Limited, Taiwan Branch, could have a material adverse effect on the Company's business, financial condition and results of operations. Except for two employees in the U.S. and all employees in Germany, none of the Company's employees is party to an employment agreement with the Company. Eight executive officers of the Company are parties to Severance Benefits Agreements. The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Moreover, because the development of the Company's software requires knowledge of computer hardware, operating system software, system enabling and management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business, financial condition and results of operations.

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


INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS; INTERNATIONAL UNREST

     The Company operates on a multinational basis, and a significant portion of its business is conducted in currencies other than the U.S. Dollar. As a result, the Company is subject to various risks, including exposure to currency fluctuations, greater difficulty in administering its global business, multiple regulatory requirements and other risks associated with international sales, such as import and export licenses, political and economic instability, overlapping or differing tax structures, trade restrictions, changes in tariff rates, different legal regimes, difficulty in protecting intellectual property, enforcing agreements and collecting accounts receivable. For the three and six month periods ended June 30, 1998, approximately 48% and 45% of the Company's revenues were denominated in New Taiwan Dollars, respectively, and approximately 4% and 4% of the Company's revenues were denominated in German Marks, respectively. The Company's revenues denominated in Japanese Yen were immaterial during the three and six month periods ended June 30, 1998. While the impact of foreign exchange rate movements have not had a material impact on the Company's financial statements, there can be no assurance that fluctuation in foreign currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently engage in foreign currency hedging transactions. There can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual meeting of Shareholders held June 30, 1998, the shareholders of the Company approved the following matters.

1. A proposal for the approval and adoption of the Reorganization Agreement, the related Agreement of Merger and the approval of the Merger was approved by the vote of 4,952,636 for, 21,761 opposed, 5,304 withheld and 1,612,108 broker non-votes.

2. A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such directors earlier resignation or removal.

          Nominee            In favor                 Withheld

          George C. Huang    6,752,726                   0
          Cheng Ming Lee     6,473,271                   0
          David S. Lee       6,582,063                   0
          Masami Maeda       6,583,263                   0
          Anthony Sun        6,583,263                   0
          William P. Tai     6,583,263                   0
          Willy Weck         6,470,636                   0

3. A proposal for the approval of the amendment to the Company 's 1997 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 700,000 was approved by a vote of 4,176,421 for, 741,673 opposed, 61,607 withheld and 1,612,108 broker non-votes.

4. A proposal for the approval of the amendment to Award's Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 200,000 was approved by a vote of 4,885,644 for, 30,600 opposed, 63,457 withheld and 1,612,108 broker non-votes.

5. A proposal for the approval and ratification of Price Waterhouse LLP as independent accountants of Award for the year ending December 31, 1998 was approved by a vote of 6,576,279 for, 6,100 opposed and 9,430 withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               The following exhibits are filed herewith:

               Exhibit 10.1 Common Stock Purchase Agreement by and among Award Software International, Inc., Sun Corporation and Axis Corporation dated April 13, 1998.

               Exhibit 10.2 Support Agreement by and between Award Software International, Inc. and Vobis Microcomputer AG dated April 15, 1998.

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



                       AWARD SOFTWARE INTERNATIONAL, INC.


August 11, 1998        By:  /s/ George C. Huang
                            -------------------
                       George C. Huang
                       Chairman of the Board, President and Chief
                       Executive Officer

August 11, 1998        By:  /s/ Kevin J. Berry
                            ------------------
                       Kevin J. Berry
                       Vice President, Finance, Chief Financial Officer,
                       Treasurer and Secretary

                                 EXHIBIT INDEX

Exhibit No.      Description

10.1 Common Stock Purchase Agreement by and among Award Software International, Inc., Sun Corporation and Axis Corporation dated April 13, 1998.

10.2 Support Agreement by and between Award Software International, Inc. and Vobis Microcomputer AG dated April 15, 1998.

27      Financial Data Schedule.